Form 10-Q
period 1996-06-30
HEALTHCOR HOLDINGS INC
filed 1996-09-23
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                         Commission File Number: 0-20881

                            HEALTHCOR HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                               75-2294072
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

        5720 LBJ Freeway, Suite 550, Dallas, Texas          75240
           (Address of principal executive offices)      (Zip Code)

     Registrant's telephone number, including area code: (972) 233-7744

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [ ]   No [X]


            As of September 20, 1996, approximately 9,857,100 shares
                  of Common Stock were issued and outstanding.

        Total number of sequentially numbered pages       14

        Exhibit Index on sequentially numbered page       12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
- --------------------------------------------------------------------------------

        The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in the following financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1996

                                                       JUNE 30,     DECEMBER 31,
                                                         1996           1995
                                                      -----------   -----------
ASSETS

Current Assets:

    Cash and cash equivalents .....................   $      --     $ 1,627,940
    Accounts receivable, net of allowance for
    doubtful accounts .............................    19,997,291    11,465,655

    Supplies inventory ............................     1,850,260     1,709,355

    Prepaid expenses and other ....................     2,385,507     1,456,958

    Deferred income taxes .........................     2,474,095     2,003,328
                                                      -----------   -----------
       Total Current Assets .......................    26,707,153    18,263,236


Property and equipment, net .......................    16,856,892    11,054,255
Excess of cost of acquired businesses over fair
        values of net assets acquired, net ........    32,352,950    23,220,167

Other assets ......................................          --          35,290
                                                      -----------   -----------
Total Assets ......................................   $75,916,995   $52,572,948
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Cash deficit ..................................   $ 1,811,983   $      --

    Accounts payable and accrued expenses .........     5,980,189     5,934,404

    Accrued payroll and related expenses ..........     6,290,628     4,836,735

    Estimated settlements with third-party payors .          --         322,566

    Line of credit payable ........................     6,400,000     2,475,000
    Current portion of long-term debt and

         capital lease obligations ................     3,937,581     5,119,478

    Income taxes payable ..........................       548,656     1,311,920
                                                      -----------   -----------
       Total Current Liabilities ..................    24,969,037    20,000,103

Deferred income taxes and other liabilities .......     4,519,611     2,905,809

Long-term debt and capital lease obligations ......    26,875,029    12,265,236
                                                      -----------   -----------
       Total Liabilities ..........................    56,363,677    35,171,148

Redeemable convertible preferred stock ............     5,339,814     5,339,814

Stockholders' Equity:

    Common stock, $.01 par value ..................        30,190        30,628

    Additional paid-in capital ....................     2,476,388     2,471,129

    Retained earnings .............................    11,706,926     9,560,229
                                                      -----------   -----------
Total Stockholders' Equity ........................    14,213,504    12,061,986
                                                      -----------   -----------
Total Liabilities and Stockholders Equity .........   $75,916,995   $52,572,948
                                                      ===========   ===========

      See accompanying notes to condensed consolidated financial statements

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                             --------------------------------        -------------------------------
                                                                 1996               1995                1996               1995
                                                             -----------         -----------         -----------         -----------
Revenues:
     Net revenues ..................................         $25,967,943         $ 8,368,995         $50,222,433         $35,921,542

Direct expenses ....................................          11,694,800          10,050,963          23,215,583          19,442,680
                                                             -----------         -----------         -----------         -----------
Gross profit .......................................          14,273,143           8,318,032          27,006,850          16,478,862

Other costs and expenses:

     General and administrative ....................          10,097,078           6,546,795          19,655,233          12,855,535
     Depreciation and amortization
     expense .......................................             712,930             252,091           1,248,705             502,598

     Provision for doubtful accounts ...............             943,248             290,213           1,449,377             632,434
                                                             -----------         -----------         -----------         -----------
        Total costs and expenses ...................          11,753,256           7,089,099          22,353,315          13,990,567
                                                             -----------         -----------         -----------         -----------
Income from operations .............................           2,519,887           1,228,933           4,653,535           2,488,295

Interest, net ......................................             652,027             133,792           1,137,927             252,758
                                                             -----------         -----------         -----------         -----------
Income before income taxes .........................           1,867,860           1,095,141           3,515,608           2,235,537

Provision for income taxes .........................             692,449             419,019           1,368,911             856,732
                                                             ===========         ===========         ===========         ===========
Net income .........................................         $ 1,175,411         $   676,122         $ 2,146,697         $ 1,378,805
                                                             ===========         ===========         ===========         ===========
Net income per common share ........................         $       .18         $       .10         $       .33         $       .21
                                                             ===========         ===========         ===========         ===========
Weighted average common shares
outstanding ........................................           6,591,749           6,611,693           6,591,749           6,611,693
                                                             ===========         ===========         ===========         ===========

      See accompanying notes to condensed consolidated financial statements

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                    ----------------------------
                                                        1996            1995
                                                    ------------    ------------
Cash flows from operating activities:
      Net income ................................   $  2,146,697    $ 1,378,805
      Adjustments to reconcile net income to cash
provided by
         (used in) operating activities:
              Depreciation and amortization .....      2,112,776        962,730
              Prepaid expenses and other ........       (947,424)      (214,164)
              Accounts receivable ...............     (6,212,805)      (661,448)
              Payroll liabilities ...............        858,712      1,293,558
              Income taxes payable ..............       (805,553)       395,674
              Non-current liabilities ...........      1,678,477        700,000
              Other .............................       (321,533)       342.309
                                                    ------------    -----------
              Net cash provided by (used in)
operating activities ............................     (1,490,653)     4,197,464

Cash flows from investing activities:

    Purchases of property and equipment .........     (5,917,392)    (2,389,089)
    Cash paid for acquisitions, net of cash
    received ....................................    (13,389,775)    (6,275,924)
                                                    ------------    -----------
        Net cash used in investing activities ...    (19,307,167)    (8,665,013)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt ....     32,472,569      5,905,441

    Payments on long-term debt ..................    (15,119,672)    (1,287,996)

    Issuance of common stock ....................          5,000          4,165
                                                    ------------    -----------
        Net cash provided by financing activities     17,357,897      4,621,610

Net increase (decrease) in cash and cash
equivalents .....................................     (3,439,923)       154,061

Cash and cash equivalents at beginning of period       1,627,940      3,774,848
Amount reflected as a cash deficit ..............      1,811,983           --
                                                    ------------    -----------
Cash and cash equivalents at end of period ......   $          0    $ 3,928,909
                                                    ============    ===========

      See accompanying notes to condensed consolidated financial statements

                            HEALTHCOR HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

        The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") for the six months ended June 30, 1996 and 1995. All significant intercompany transactions have been eliminated. Direct expenses on the statements of income include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses.

2.  Acquisition

        Effective May 1, 1996, the Company acquired, for $11,750,000 in cash and $566,000 in debt, the net assets of I Care of Arkansas, Inc. and all of the outstanding capital stock of I Care, Inc. (d/b/a I Care Health Services) and I Care Home IV Affiliates, Inc. (collectively "I Care"), which provide infusion therapy services and respiratory therapy equipment throughout Arkansas. The acquisition was accounted for using the purchase method of accounting. The purchase price and costs associated with the acquisition exceeded the fair value of the net assets acquired by approximately $8,800,000, which has been recorded as costs in excess of net assets acquired. The results of operations of I Care have been included in the condensed consolidated statement of income from the date of acquisition.

        The following unaudited pro forma information reflects the effect on the consolidated statements of income assuming that significant acquisitions were consummated as of January 1, 1995 and 1996. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates. Therefore, pro forma information cannot be considered indicative of future operations. The unaudited pro forma information for the six months ended June 30, 1996 is as follows:

                                                        SIX MONTHS ENDED
                                                -------------------------------
                                                JUNE 30, 1996    JUNE 30, 1995
                                                -------------   ---------------
Net revenues ...............................      $55,186           $53,237
Net income .................................        2,395             1,969
Net income per common share ................      $   .36           $   .30

3.  Initial Public Offering

        On August 8, 1996, the Company consummated an initial public offering (the "IPO") of 3,000,000 shares of common stock, and on September 11, 1996, the underwriters exercised their overallotment option for an additional 300,000 shares. Net proceeds from the IPO (after expenses) were approximately $30.0 million, and were used to repay (i) outstanding indebtedness under the Company's bank acquisition credit facility, and (ii) outstanding indebtedness to certain individuals, incurred in connection with acquisitions. The remaining proceeds of approximately $3.8 million is available for general corporate purposes. In connection with the IPO, the Company's convertible preferred stock was converted to common stock.

4.  Credit Facilities

        On September 3, 1996, the Company amended its bank credit agreement dated May 16, 1996, to make an additional $10.0 million available under the Term Loan portion of that agreement, for use in acquisitions of home health related companies until November 1, 1996. The Company is finalizing a new credit facility, expected to be in place by November 1, 1996.

The new agreement provides for an aggregate $75.0 million facility consisting of $60.0 million term facility for acquisitions and a $15.0 million revolving credit line (to replace the current $10.0 million revolving credit facility). However, use of the facility is limited to $60.0 million at the current shareholder equity levels, with the remaining $15.0 million available when the Company's shareholder's equity increases $10.0 million.

5.  Subsequent Event

        Effective September 1, 1996, the Company acquired, for $5,000,000 in cash and $600,000 in seller debt, the net assets of Southern Medical Mart, Inc., a respiratory therapy/medical equipment company with four locations in Louisiana. The cash payment was financed using the amended credit facility (See note 4). The acquisition will be accounted for using the purchase method of accounting. The purchase price and costs associated with the acquisition are expected to exceed the fair value of the net assets acquired by approximately $3,600,000, which will be recorded as costs in excess of net assets acquired.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of  Operations
- --------------------------------------------------------------------------------

OVERVIEW

        HealthCor Holdings, Inc. (the "Company") provides fully-integrated home health care services, including nursing, respiratory therapy/medical equipment and infusion therapy in nine states in the southwestern and central United States. The Company has made 12 acquisitions of home health care companies since June 30, 1995, primarily in the respiratory therapy/ medical equipment and infusion therapy disciplines, to augment the full integration of all types of home health care throughout the Company. The following table summarizes these acquisitions:

    ACQUISITION             DESCRIPTION OF                   APPROXIMATE
      DATE                    BUSINESS                     ANNUAL REVENUES
    -----------             --------------                 ---------------
                                                           (in thousands)
June 30, 1995 (2)       Respiratory therapy/medical
                          equipment ......................     $ 1,800

July 31, 1995           Respiratory therapy/medical
                          equipment, Infusion therapy ....       5,900

August 31, 1995         Infusion therapy .................       1,400

September 15, 1995      Nursing ..........................         300

September 30, 1995      Respiratory therapy/medical
                          equipment ......................         400

October 31, 1995 (3)    Respiratory therapy/medical
                          equipment ......................       2,600

October 31, 1995        Nursing ..........................       3,500

April 1, 1996           Respiratory therapy/medical
                          equipment ......................         900

May 1, 1996             Respiratory therapy/medical
                          equipment, Infusion therapy ....      12,400
                                                               -------
                                                               $29,200

        When the Company acquires other health care providers, including nursing, respiratory therapy or infusion therapy businesses, the Company seeks to implement its full range of services throughout the acquired operations. In addition, the Company seeks to accelerate growth in existing offices by introducing additional specialized health care services, such as cardiac monitoring, hospice and primary home care. The Company's strategy is to maximize its revenue potential of the compliment of offices in a market, which at times requires realignment of customers or services among existing and new offices.

        As the following table demonstrates, the net revenue mix has changed dramatically as a result of these acquisitions, shifting from predominantly nursing services to higher margin respiratory therapy/medical equipment and infusion therapy. Following is a breakdown of net revenue mix (dollars in thousands):

                                                    THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30
                                             ------------------------------------------  ------------------------------------------
                                                     1996                  1995                   1996                  1995
                                             --------------------  --------------------  --------------------  --------------------
Nursing .................................    $15,153        58.4%  $14,627        79.6%  $31,360        62.4%  $28,275        78.7%
Respiratory therapy/medical
    equipment ...........................      6,828        26.3     2,850        15.5    12,954        25.8     5,851        16.3
Infusion therapy ........................      3,987        15.3       892         4.9     5,908        11.8     1,796         5.0
                                             -------     -------   -------     -------   -------     -------   -------     -------
                                             $25,968       100.0%  $18,369       100.0%  $50,222       100.0%  $35,922       100.0%
                                             =======     =======   =======     =======   =======     =======   =======     =======

RESULTS OF OPERATIONS

        The following table sets forth certain items included in the Company's unaudited consolidated statements of income as a percentage of net revenues:

                                             Three Months         Six Months
                                             Ended June 30,      Ended June 30,
                                           -----------------    ----------------
                                             1996      1995     1996       1995
                                            ------    ------    ------    ------
Net revenues ...........................    100.0%    100.0%    100.0%    100.0%
Direct expenses ........................     45.0      54.7      46.2      54.1
                                            -----     -----     -----     -----
Gross profit ...........................     55.0      45.3      53.8      45.9
Other costs and expenses:
    General and administrative .........     38.9      35.6      39.1      35.8
    Depreciation and amortization ......      2.8       1.4       2.5       1.4
    Provision for doubtful
accounts ...............................      3.6       1.6       2.9       1.8
                                            -----     -----     -----     -----
            Total costs and
expenses ...............................     45.3      38.6      44.5      39.0
                                            -----     -----     -----     -----
Income from operations .................      9.7       6.7       9.3       6.9
Interest, net ..........................      2.5       0.7       2.3       0.7
                                            -----     -----     -----     -----
Income before income taxes .............      7.2       6.0       7.0       6.2
Provision for income taxes .............      2.7       2.3       2.7       2.4
                                            -----     -----     -----     -----
Net income .............................      4.5%      3.7%      4.3%      3.8%
                                            =====     =====     =====     =====

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

        NET REVENUES. Net revenues increased from $18.4 million for the second quarter of 1995 to $26.0 million for the same period in 1996, an increase of $7.6 million, or 41.3%. This increase is primarily attributable to incremental net revenues generated from the acquisitions made after June 30, 1995 and integration of services through the office network.

        DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses increased from $10.1 million in the three months ended June 30, 1995 to $11.7 million in the three months ended June 30, 1996, an increase of $1.6 million, or 16.4%. This increase is primarily associated with the acquisitions. As a percentage of net revenues, direct expenses declined from 54.7% in 1995 to 45.0% in 1996 primarily as a result of the change in product mix to a greater percentage of respiratory therapy/medical equipment and infusion therapy, which have lower direct expenses than nursing.

        GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, general legal and accounting fees, and other nonpatient care operating expenses. These costs increased from $6.5 million to $10.0 million, an increase of $3.5 million, or 54.2%. The acquisitions account for the majority of this increase, as well as for the change in general and administrative expense as a percent of net revenues from 35.6% to 38.9%. Although the change in business mix has contributed to lower direct costs as discussed above, the general and administrative portion of cost for respiratory therapy/medical equipment and infusion therapy are proportionality higher as the majority of all personnel costs for these businesses are classified in this category. Additionally, central office overhead increased in order to support Company growth, particularly in the information services areas.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $.2 million for the second quarter of 1995 to $.7 million for the second quarter of 1996, an increase of $.5 million, or 250.0%. The increase is primarily due to the acquisition activity as well as the investment in information services equipment and costs capitalized as part of the development of the Company's clinically-based management information system.

        PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $.3 million for the second quarter of 1995 to $.9 million for the second quarter of 1996, an increase of $.6 million, or 200.0%. This increase is primarily due to acquisitions and the resulting change in business mix as respiratory therapy/medical equipment and infusion therapy businesses historically carry a higher provision for doubtful accounts.

        INTEREST, NET. Interest, net increased from $.1 million for the second quarter of 1995 to $.7 million for the same period of 1996, an increase of $.6 million, or 600.0%. This increase relates primarily to the increased debt associated with acquisitions, increased borrowings under the Company's operating line of credit as a result of higher working capital needs, and interest on leases associated with information systems development.

        PROVISION FOR INCOME TAXES. The provision for income taxes increased from $.4 million for the second quarter of 1995 to $.7 million for the second quarter of 1996, an increase of $.3 million, or 75.0%, primarily related to the increase in income before income taxes.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

        NET REVENUES. Net revenues increased from $35.9 million for the first six months of 1995 to $50.2 million for the same period in 1996, an increase of $14.3 million, or 39.8%. This increase is primarily attributable to incremental net revenues generated from the acquisitions made after June 30, 1995 and integration of services through the office network.

        DIRECT EXPENSES. Direct expenses increased from $19.4 million for the first six months of 1995 to $23.2 million for the first six months of 1996, an increase of $3.8 million, or 19.6%. This increase is primarily associated with the acquisitions. As a percentage of net revenues, direct expenses declined from 54.1% in 1995 to 46.2% in 1996 primarily as a result of the change in product mix to a greater percentage of respiratory therapy/medical equipment and infusion therapy, which have lower direct expenses than nursing.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $12.8 million for the first six months of 1995 to $19.6 million for the first six months of 1996, an increase of $6.8 million, or 53.0%. This increase is attributable primarily to costs associated with acquisitions and additional central office overhead resulting from overall Company growth.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $.5 million for the first six months of 1995 to $1.2 million for 1996, an increase of $.7 million, or 140.0%. This increase is primarily due to the acquisition activity and the investment in information services equipment and costs capitalized as part of the development of the Company's clinically-based management information system.

        PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $.6 million for the first six months of 1995 to $1.4 million for the first six months of 1996, an increase of $.8 million, or 133.3%. This increase is primarily due to the increase in net revenues. As a percentage of net revenues, the provision for doubtful accounts has increased from 1.8% for the six months ended June 30, 1995 to 2.9% for the six months ended June 30, 1996 primarily because of the change in business mix.

        INTEREST, NET. Interest, net increased from $.3 million for the first six months of 1995 to $1.1 million for the same period in 1996. This increase of $.8 million, or 340.0%, relates to the increased debt incurred in connection with acquisitions, interest cost on borrowings under the Company's line of credit as a result of higher working capital needs, and interest on leases associated with information systems development.

        PROVISION FOR INCOME TAXES. The provision for income taxes increased from $.8 million for the first six months of 1995 to $1.4 million for the same period in 1996, an increase of $.6 million, or 75.0%. This increase is directly related to the growth in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements are for acquisition of additional home health care companies and to a lesser extent for the expansion of services provided through existing offices. Historically, the Company has funded its working capital needs and capital expenditures from cash flows provided from operations, supplemented by short-term borrowings.

        At June 30, 1996, the Company had current assets of $26.7 million and current liabilities of $25.0 million, resulting in working capital of $1.7 million as compared to a working capital deficit of $1.7 million as of December 31, 1995. As a result of the amendment to the Company's bank credit agreement on May 16, 1996, working capital includes the effect of $2.4 million in debt being reclassified from current to long-term. The remaining improvement is primarily a result of net current assets acquired in recent acquisitions.

        On August 8, 1996, the Company consummated an initial public offering (the "IPO") of 3,000,000 shares of common stock, and on September 11, 1996, the underwriters exercised their overallotment option for an additional 300,000 shares. Net proceeds from the IPO (after expenses) were approximately $30.0 million, and were used to (i) repay outstanding indebtedness under the Company's bank acquisition credit facility, and (ii) repay outstanding indebtedness to certain individuals, incurred in connection with acquisitions. The remaining proceeds of approximately $3.8 million is available for general corporate purposes. The IPO results in working capital being increased to $5.4 million on a pro forma basis at June 30, 1996. In connection with the IPO, the Company's convertible preferred stock was converted to common stock.

        Accounts receivable at June 30, 1996 were $20.0 million, compared to $11.5 million at December 31, 1995. Days of Sales Outstanding ("DSO"), defined as accounts receivable divided by average daily net revenues for the preceding three months, were 70.1 as of June 30, 1996, compared to 57.0 at December 31, 1995. The increase in DSO from December 31, 1995 to June 30, 1996 is attributable primarily to: (i) timing delays in interim Medicare payments resulting from procedural changes/interpretations by the Company's Medicare fiscal intermediary; (ii) net revenue deferrals relating to the reimbursement of certain re-engineering costs; (iii) changes in net revenue mix towards respiratory therapy/medical equipment and infusion therapy, which historically have higher DSO; and (iv) a slowdown by Medicare in paying for respiratory therapy/medical equipment and infusion therapy.

        Net cash provided by operating activities declined from $4.2 million for the six months ended June 30, 1995 to a net cash used of $1.5 million for the six months ended June 30, 1996 , or a cash outflow of $5.7 million. The increase in accounts receivable and related DSO accounts were primarily responsible for the reduction in operating cash during 1996. Net cash used in investing activities increased from $8.6 million for the first six months of 1995 to $19.3 million for the same period in 1996. Of this increase of $10.7 million, $7.0 million relates to an increase in acquisition costs in 1996 as compared to 1995, $2.0 million is a result of greater 1996 software acquisition costs related to the re-engineering project, and the remaining $1.7 million relates to other capital expenditures, primarily for information services equipment and medical equipment needed to accommodate increased sales volume in the respiratory therapy/medical equipment business.

        The Company completed the acquisition of Southern Medical Mart, Inc., a respiratory therapy/medical equipment company located in Louisiana, effective September 1, 1996 for $5.0 million in cash and $600,000 in seller debt. The acquisition was financed through the Company's bank credit facility. The Company continues to explore acquisition opportunities and has a commitment letter to provide a term loan facility of $60.0 million and a revolving credit facility of $15.0 million. Of the $60.0 million term loan facility available under the committed bank facility, which is currently being finalized, $45.0 million will be available immediately, with the remaining $15.0 million available to the Company when the Company's shareholder's equity increases $10.0 million. The new revolving credit facility will replace the current $10.0 million revolving facility. This new credit agreement is expected to contain covenants similar to those in the current credit agreement dated May 16, 1996. As of September 16, 1996, the Company had $5.2 million available under the current revolving facility, and $5.0 million available under the extended long-term credit facility.

RECENT DEVELOPMENTS

        On September 16, 1996, the Company acquired Southern Medical Mart, Inc., a Louisiana home health company providing home medical equipment, rehabilitation services, and respiratory therapy. Southern Medical Mart, Inc., operating out of four offices located in Metairie, Bossier City, Baton Rouge, and Lafayette, Louisiana, generated total revenues of approximately $6.3 million in 1995 and $4.0 million for the seven months ended July 1996. Ken Leach, President of Southern Medical Mart, Inc., will continue his management role for the four Louisiana locations.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- --------------------------------------------------------------------------------

        (a)    Exhibits:

      EXHIBIT
      NUMBER                 DESCRIPTION OF EXHIBIT
      -------                ----------------------
        11      -- Computation of net income per common equivalent share


        (b) No reports on Form 8-K were filed for the quarterly period ended June 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HEALTHCOR HOLDINGS, INC.

Date:  September 18, 1996                        By:
                                                    Susan L. Belske, Senior Vice
                                                    President and Chief
                                                    Financial Officer