Form 10-Q
period 1996-09-30
HEALTHCOR HOLDINGS INC
filed 1996-11-14
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[   X   ]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the quarterly period ended September 30, 1996

[       ]   Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from _______ to _______


                          Commission File Number: 0-20881

                              HEALTHCOR HOLDINGS, INC.
               (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                             75-2294072
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)



8150 North Central Expy, Suite M-2000, Dallas, Texas            75206
   (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code: (214) 692-4663

5720  LBJ Freeway, Suite 550, Dallas, Texas                      75240
  (Former address of principal executive offices)              (Zip Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [ X ] No [ ]

As of November 11, 1996, approximately 10,013,300 shares of Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

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

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       1996           1995
                                                   -----------    -----------
ASSETS
Current Assets:
    Cash and cash equivalents .................... $ 1,006,730    $ 1,627,940
    Accounts receivable, net of allowance
    for doubtful accounts ........................  23,216,083     11,465,655
    Supplies inventory ...........................   2,032,693      1,709,355
    Prepaid expenses and other ...................   2,259,212      1,456,958
    Income taxes receivable ......................     287,800           --
    Deferred income taxes ........................     966,396      2,003,328
                                                   -----------    -----------
      Total Current Assets .......................  29,768,914     18,263,236
                                                   -----------    -----------
Property and equipment, net ......................  19,049,214     11,054,255
Excess of cost of acquired businesses over
fair values of net assets acquired, net ..........  35,981,128     23,220,167
Other assets .....................................        --           35,290
                                                   -----------    -----------
Total Assets ..................................... $84,799,256    $52,572,948
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ........ $ 5,572,177    $ 5,934,404
    Accrued payroll and related expenses .........   5,661,890      4,836,735
    Estimated settlements with third-party
      payors .....................................        --          322,566
    Line of credit payable .......................   4,450,000      2,475,000
    Current portion of long-term debt and
         capital lease obligations ...............   2,929,606      5,119,478
    Income taxes payable .........................        --        1,311,920
                                                   -----------    -----------
      Total Current Liabilities ..................  18,613,673     20,000,103
Deferred income taxes and other liabilities ......   4,982,936      2,905,809
Long-term debt and capital lease obligations .....   8,084,943     12,265,236
                                                   -----------    -----------
      Total Liabilities ..........................  31,681,552     35,171,148

Redeemable convertible preferred stock ...........        --        5,339,814

Stockholders' Equity:
    Common stock, $.01 par value .................     100,133         30,628
    Additional paid-in capital ...................  39,848,259      2,471,129
    Retained earnings ............................  13,169,312      9,560,229
                                                   -----------    -----------
      Total Stockholders' Equity .................  53,117,704     12,061,986
                                                   -----------    -----------
Total Liabilities and Stockholders' Equity ....... $84,799,256    $52,572,948
                                                   ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPT. 30,
                                                          --------------------------------          --------------------------------
                                                              1996                 1995                 1996                 1995
                                                          -----------          -----------          -----------          -----------
Net revenues ...................................          $27,253,682          $21,578,032          $77,476,115          $57,499,574

Direct expenses ................................           11,879,545           10,875,086           35,095,128           30,317,766
                                                          -----------          -----------          -----------          -----------
Gross profit ...................................           15,374,137           10,702,946           42,380,987           27,181,808

Other costs and expenses:
     General and administrative ................           10,731,990            8,145,585           30,387,223           21,001,120
     Depreciation and
     amortization ..............................              924,557              320,484            2,173,262              823,082
     Provision for doubtful
     accounts ..................................              837,125              381,562            2,286,502            1,013,996
                                                          -----------          -----------          -----------          -----------
       Total costs and expenses ................           12,493,672            8,847,631           34,846,987           22,838,198
                                                          -----------          -----------          -----------          -----------
Income from operations .........................            2,880,465            1,855,315            7,534,000            4,343,610
Interest, net ..................................              525,447              316,305            1,663,374              569,063
                                                          -----------          -----------          -----------          -----------
Income before income taxes .....................            2,355,018            1,539,010            5,870,626            3,774,547
Provision for income taxes .....................              892,632              580,559            2,261,543            1,437,291
                                                          -----------          -----------          ===========          ===========
Net income .....................................          $ 1,462,386          $   958,451          $ 3,609,083          $ 2,337,256
                                                          ===========          ===========          ===========          ===========
Net income per common share ....................          $      0.17          $      0.15          $      0.49          $      0.36
                                                          ===========          ===========          ===========          ===========
Weighted average common shares
outstanding ....................................            8,575,019            6,502,994            7,324,030            6,488,298
                                                          ===========          ===========          ===========          ===========

      See accompanying notes to condensed consolidated financial statements

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     1996              1995
                                                  ------------    ------------

Cash flows from operating activities:
  Net income ....................................$  3,609,083    $  2,337,256
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization .............   3,615,382       1,565,847
      Prepaid expenses and other ................    (726,219)       (520,634)
      Accounts receivable .......................  (8,341,820)     (1,940,773)
      Payroll liabilities .......................     185,159         414,198
      Income taxes payable ......................  (1,589,148)        716,472
      Non-current liabilities ...................   2,057,544       2,906,546
      Other .....................................   1,626,133         545,802
                                                 ------------    ------------
      Net cash provided by operating activities .     436,114       6,024,714

Cash flows from investing activities:
  Purchases of property and equipment ...........  (5,369,007)     (3,128,288)
  Cash paid for acquisitions, net of
   cash received ................................ (17,381,259)    (12,655,690)
                                                  ------------    ------------
     Net cash used in investing
      activities ................................ (22,750,266)    (15,783,978)

Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt .........................................  35,592,469      14,256,377
  Payments on long-term debt .................... (43,456,143)     (6,319,719)
  Payments on capital leases ....................  (1,082,884)       (392,891)
  Issuance of common stock ......................  30,639,500           4,165
                                                 ------------    ------------
     Net cash provided by financing
      activities ................................  21,692,942       7,547,932
                                                 ------------    ------------
Net decrease in cash and cash equivalents .......    (621,210)     (2,211,332)
Cash and cash equivalents at beginning of
period ..........................................   1,627,940       3,774,848
                                                 -------------   ------------
Cash and cash equivalents at end of period ......$  1,006,730    $  1,563,516
                                                 ============    ============

Supplemental disclosure of cash flow information:
  Debt issued in connection with certain
  acquisitions ..................................$  1,366,068    $  1,567,321
  Debt assumed in connection with
  certain acquisitions ..........................     244,674         566,340
  Issuance of capital lease obligations .........   2,940,652       1,251,091
  Issuance of common stock  to employee
  stock option plan .............................   1,467,500       1,400,000

   See accompanying notes to condensed consolidated financial statements

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") for the nine months ended September 30, 1996 and 1995. All significant intercompany transactions have been eliminated. Direct expenses on the statements of income include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses.

2.  Acquisitions

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

      Effective September 1, 1996, the Company acquired, for $5,000,000 in cash and $600,000 in debt, the net assets of Southern Medical Mart, Inc., a respiratory therapy/medical equipment company with four locations in Louisiana. The cash payment was financed using the amended credit facility (See note 4). The acquisition will be accounted for using the purchase method of accounting. The purchase price and costs associated with the acquisition are expected to exceed the fair value of the net assets acquired by approximately $3,750,000, which will be recorded as costs in excess of net assets acquired. The results of operations of Southern Medical Mart, Inc. have been included in the condensed consolidated statement of income from the date of acquisition.

      The following unaudited pro forma information reflects the effect on the consolidated statements of income assuming that all significant acquisitions were consummated as of January 1, 1995 and 1996. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates. Therefore, pro forma information cannot be considered indicative of future operations.

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------
                                                     1996              1995
                                                    ------            ------
                                        (in thousands, except per share amounts)

Net revenues ..................................... $87,038           $86,180
Net income .......................................   4,058             2,934
Net income per common share ...................... $   .55           $   .45
Weighted average common shares outstanding .......   7,324             6,488

      As mentioned in the "overview" section of Item 2 of this report, the Company's business and revenue mix has changed significantly as a result of acquisitions. This shift to a higher concentration of respiratory therapy/medical equipment and infusion therapy has contributed materially to favorabale growth in net income. Conversely, that same shift is the principal reason for the lack of significant change in net revenues since the Company has experienced a slight overall decline in the nursing portion of the business on a pro forma basis.

3.  Initial Public Offering

      On August 8, 1996, the Company offered and sold in an initial public offering (the "IPO") 3,000,000 shares of common stock, and on September 11, 1996, the underwriters exercised their overallotment option to purchase an additional 300,000 shares. Net proceeds from the IPO (after expenses) were approximately $29.8 million, and were used to repay

(i) outstanding indebtedness under the Company's bank acquisition credit facility, and (ii) other outstanding indebtedness incurred in connection with acquisitions. The remaining proceeds of approximately $3.7 million is available for general corporate purposes. In connection with the IPO, the Company's convertible preferred stock was converted to common stock.

4.  Credit Facilities

      On September 3, 1996, the Company amended its bank credit agreement dated May 16, 1996, to make an additional $10.0 million available under the Term Loan portion of that agreement, for use in acquisitions of home health related companies until November 1, 1996.

      On October 31, 1996, the Company established a new credit facility, effective November 1, 1996, that provides for an aggregate $75.0 million facility consisting of a $60.0 million term facility for acquisitions and a $15.0 million revolving credit line. Use of the new term loan facility is limited to $52.5 million at the current stockholder equity levels, with the remaining $7.5 million term facility available when the Company's stockholders' equity increases by $10.0 million over a base stockholders' equity at August 8, 1996 of $47.3 million. The term facility is available for acquisitions until October 31, 1998, and is repayable in quarterly installments of principal and interest through October 31, 2001.

5.  Subsequent Events

      Subsequent to September 30, 1996, the Company acquired, for $2,350,000 in cash and $1,750,000 in seller debt, the net assets of three nursing and respiratory therapy/medical equipment companies and one personnel placement company with locations in the southwestern and central United States. The cash payments were financed using the amended credit facility (See note 4). The acquisitions will be accounted for using the purchase method of accounting. The purchase price and costs associated with the acquisitions are expected to exceed the fair value of the net assets acquired by approximately $3,325,000, which will be recorded as costs in excess of net assets acquired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      HealthCor Holdings, Inc. (the "Company") provides fully-integrated home health care services, including nursing, respiratory therapy/medical equipment and infusion therapy in nine states in the southwestern and central United States. The Company has made 11 acquisitions of home health care companies since September 30, 1995, primarily in the respiratory therapy/ medical equipment and infusion therapy disciplines, to enable the Company to enter contiguous markets and to expand the range of services offered in existing markets. The following table summarizes these acquisitions:

                                                                   Approximate
Acquisition Date     Description Of Business                     Annual Revenues
-----------------    ----------------------------------------     --------------
                                                                  (in thousands)
October 31, 1995     Respiratory therapy/medical equipment           $     2,600
                             (three companies)

October 31, 1995     Nursing                                               3,500

April 1, 1996        Respiratory therapy/medical equipment                   900

May 1, 1996          Respiratory therapy/medical equipment,
                       Infusion therapy                                   12,400

September 1, 1996    Respiratory therapy/medical equipment                 7,000

October 1, 1996      Nursing                                               4,000

October 1, 1996      Respiratory therapy/medical equipment                   700

October 1, 1996      Personnel placement services                          4,300

November 1, 1996     Nursing                                               1,300
                                                                    ------------
                                                                       $  36,700
                                                                    ============

      Subsequent to an acquisition, the Company seeks to implement its full range of services throughout the acquired operations. In addition, the Company plans to increase growth in existing offices by providing additional home health care services, such as cardiac monitoring, hospice and primary home care. The Company's strategy is to maximize the revenues of its offices in each of its markets, which from time to time requires realignment of customers or services among existing and new offices.

      The Company's net revenue mix has changed dramatically as a result of these acquisitions, shifting from predominantly nursing services to higher margin respiratory therapy/medical equipment and infusion therapy businesses. Following is a breakdown of net revenue mix (dollars in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------       ------------------------------------
                                                     1996                    1995                1996                   1995
                                                --------------        ---------------       ---------------       --------------
Nursing ....................................    $14,669   53.8%       $15,736    72.9%      $46,029    59.4%      $44,011   76.6%
Respiratory therapy/medical
    equipment ..............................      7,613   28.0          4,463    20.7        20,566    26.5        10,314   17.9
Infusion therapy ...........................      4,972   18.2          1,379     6.4        10,881    14.1         3,175    5.5
                                                -------  -----        -------   -----       -------   -----       -------  -----
                                                $27,254  100.0%       $21,578   100.0%      $77,476   100.0%      $57,500  100.0%
                                                =======  =====        =======   =====       =======   =====       =======  =====

RESULTS OF OPERATIONS

      The following table sets forth certain items included in the Company's unaudited condensed consolidated statements of income as a percentage of net revenues:

                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                              --------------------------------       -------------------------------
                                                                    1996              1995              1996              1995
                                                                  -------            ------            ------            ------
Net revenues ...............................................       100.0%            100.0%            100.0%            100.0%
Direct expenses ............................................        43.6              50.4              45.3              52.7
                                                                  -------            ------            ------            ------
Gross profit ...............................................        56.4              49.6              54.7              47.3
Other costs and expenses:
    General and administrative .............................        39.3              37.7              39.2              36.5
    Depreciation and amortization ..........................         3.4               1.5               2.8               1.4
    Provision for doubtful accounts ........................         3.1               1.8               3.0               1.8
                                                                  -------            ------            ------            ------
            Total costs and expenses .......................        45.8              41.0              45.0              39.7
                                                                  -------            ------            ------            ------
Income from operations .....................................        10.6               8.6               9.7               7.6
Interest, net ..............................................         1.9               1.5               2.1               1.0
                                                                  -------            ------            ------            ------
Income before income taxes .................................         8.7               7.1               7.6               6.6
Provision for income taxes .................................         3.3               2.7               2.9               2.5
                                                                  -------            ------            ------            ------
Net income .................................................         5.4               4.4               4.7               4.1
                                                                  =======            ======            ======            ======

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      NET REVENUES. Net revenues increased from $21.6 million for the three months ended September 30, 1995 to $27.3 million for the same period in 1996, an increase of $5.7 million, or 26.3%. This increase is primarily attributable to incremental net revenues generated from the acquisitions made after September 30, 1995 and the expansion and addition of services at existing offices.

      DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses increased from $10.9 million for the three months ended September 30, 1995 to $11.9 million for the three months ended September 30, 1996, an increase of $1.0 million, or 9.2%. This increase is primarily a result of the acquisition of additional respiratory therapy/medical equipment and infusion therapy companies. As a percentage of net revenues, direct expenses declined from 50.4% in 1995 to 43.6% in 1996 primarily as a result of the change in product mix to a greater percentage of respiratory therapy/medical equipment and infusion therapy, which have lower direct expenses than nursing.

      GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other nonpatient care operating expenses. These costs increased from $8.1 million to $10.7 million, an increase of $2.6 million, or 31.8%. Acquisitions account for the majority of this increase, as well as for the increase in general and administrative expense as a percent of net revenues from 37.7% to 39.4%. Although the shift in business mix has contributed to lower direct costs as discussed above, general and administrative expenses for respiratory therapy/medical equipment and infusion therapy businesses are proportionality higher because the majority of all personnel costs for these businesses are classified in this category. Additionally, central office overhead increased in order to support Company growth, particularly in the information services areas.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $.3 million for the three months ended September 30, 1995, to $.9 million for the three months ended September 30,1996, an increase of $.6 million, or 188.5%. The increase is primarily due to acquisitions and increased investment in information services equipment and costs capitalized as part of the development of the Company's clinically-based management information system.

      PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $.4 million for the three months ended September 30, 1995, to $.8 million for the three months ended September 30, 1996, an increase of $.4 million, or 119.4%. This increase is primarily due to acquisitions and the resulting change in business mix to respiratory therapy/medical equipment and infusion therapy businesses, which historically carry a higher provision for doubtful accounts.

      INTEREST, NET. Interest, net increased from $.3 million for the three months ended September 30, 1995, to $.5 million for the same period of 1996, an increase of $.2 million, or 66.1%. This increase relates primarily to the increased debt associated with acquisitions, increased borrowings under the Company's operating line of credit as a result of higher working capital needs, and interest on leases associated with information systems development.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased from $.6 million for the three months ended September 30, 1995, to $.9 million for the three months ended September 30, 1996, an increase of $.3 million, or 53.8%, primarily as a result of the increase in income before income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      NET REVENUES. Net revenues increased from $57.5 million for the nine months ended September 30, 1995, to $77.5 million for the same period in 1996, an increase of $20.0 million, or 34.7%. This increase is primarily attributable to incremental net revenues generated from the acquisitions made after September 30, 1995 and integration of services through the office network.

      DIRECT EXPENSES. Direct expenses increased from $30.3 million for the nine months ended September 30, 1995, to $35.1 million for the nine months ended September 30, 1996, an increase of $4.8 million, or 15.8%. This increase is primarily associated with the acquisitions. As a percentage of net revenues, direct expenses declined from 52.7% in 1995 to 45.3% in 1996 primarily as a result of the change in product mix to a greater percentage of respiratory therapy/medical equipment and infusion therapy, which have lower direct expenses than nursing.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $21.0 million for the nine months ended September 30, 1995, to $30.4 million for the nine months ended September 30, 1996, an increase of $9.4 million, or 44.7%. This increase is attributable primarily to costs associated with acquisitions and additional central office overhead resulting from overall Company growth.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $.8 million for the nine months ended September 30, 1995, to $2.2 million for the same period of 1996, an increase of $1.4 million, or 164.0%. This increase is primarily due to the acquisition activity and the investment in information services equipment and costs capitalized as part of the development of the Company's clinically-based management information system.

      PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $1.0 million for the nine months ended September 30, 1995, to $2.3 million for the nine months ended September 30, 1996, an increase of $1.3 million, or 125.5%. This increase is primarily due to the increase in net revenues. As a percentage of net revenues, the provision for doubtful accounts has increased from 1.8% for the nine months ended September 30, 1995 to 3.0% for the nine months ended September 30, 1996 primarily because of the change in business mix.

      INTEREST, NET. Interest, net increased from $.6 million for the nine months ended September 30, 1995 to $1.7 million for the same period in 1996. This increase of $1.1 million, or 192.3%, relates to the increased debt incurred in connection with acquisitions, interest cost on borrowings under the Company's line of credit as a result of higher working capital needs, and interest on leases associated with information systems development.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased from $1.4 million for the nine months ended September 30, 1995, to $2.3 million for the same period in 1996, an increase of $.9 million, or 57.3%. This increase is a result of the growth in income before income taxes.

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

      At September 30, 1996, the Company had current assets of $29.8 million and current liabilities of $18.6 million, resulting in working capital of $11.2 million as compared to a working capital deficit of $1.7 million as of December 31, 1995. Working capital increased by $3.7 million as a result of the Company's initial public offering, discussed further below. Additionally, $3.1 million represents net current assets of companies acquired principally through use of the Company's long-term credit facility and $1.5 million from the Company contributing 130,000 shares of common stock to its employee stock option plan ("ESOP") to relieve the related liability from the books. The remaining improvement came from operations.

      On August 8, 1996, the Company consummated an initial public offering (the "IPO") of 3,000,000 shares of common stock, and on September 11, 1996, the underwriters exercised their overallotment option for an additional 300,000 shares. Net proceeds from the IPO (after expenses) were approximately $29.8 million, and were used to (i) repay outstanding indebtedness under the Company's bank acquisition credit facility, and (ii) repay outstanding indebtedness to certain individuals, incurred in connection with acquisitions. The remaining proceeds of approximately $3.7 million are available for general corporate purposes. In connection with the IPO, the Company's convertible preferred stock was converted to common stock and warrants for 150,000 common shares were exercised for $.3 million. On September 16, 1996, the Company contributed 130,000 common shares to its ESOP.

      Accounts receivable at September 30, 1996 were $23.2 million, compared to $11.5 million at December 31, 1995. Days of Sales Outstanding ("DSO"), defined as accounts receivable divided by average daily net revenues for the preceding three months, were 77.5 as of September 30, 1996, compared to 57.0 at December 31, 1995. The increase in DSO from December 31, 1995 to September 30, 1996 is attributable primarily to: (i) timing delays in interim Medicare payments resulting from procedural changes/interpretations by the Company's Medicare fiscal intermediary; (ii) net revenue deferrals relating to the reimbursement of certain re-engineering costs; (iii) changes in net revenue mix towards respiratory therapy/medical equipment and infusion therapy, which historically have higher DSO; and (iv) a slowdown by Medicare in paying for respiratory therapy/medical equipment and infusion therapy.

      Net cash provided by operating activities declined from $6.0 million for the nine months ended September 30, 1995 to $.4 million for the nine months ended September 30, 1996 , or a cash outflow of $5.6 million. The increase in accounts receivable and related DSO accounts were primarily responsible for the reduction in operating cash during 1996. Net cash used in investing activities increased from $15.8 million for the first nine months of 1995 to $22.8 million for the same period in 1996. Of this increase of $7.0 million, $4.7 million relates to acquisitions in 1996 as compared to 1995, $2.2 million is a result of greater 1996 software acquisition costs related to the re-engineering project, and the remaining amount relates to other capital expenditures. The Company utilizes capital leases to acquire equipment, primarily information services equipment and medical equipment needed to accommodate increased sales volume in the respiratory therapy/medical equipment business. Such lease amounts were $2.9 million and $1.3 million for the nine months ended September 30, 1996 and 1995, respectively.

      The Company recently completed the acquisition of four companies in the nursing, respiratory therapy/medical equipment and personnel placement services for $4.1 million. The acquisitions were financed through the Company's bank credit facility ($2.4 million) and seller debt ($1.7 million). The Company continues to explore acquisition opportunities and has recently established a new term loan facility of $60.0 million and a revolving credit facility of $15.0 million. Of the $60.0 million term loan facility, $52.5 million is available immediately, with the remaining $7.5 million available to the Company when the Company's stockholders' equity increases by $10.0 million over its stockholders' equity balance at August 8, 1996 of $47.3 million. The new revolving credit facility will replace the current $10.0 million revolving facility. The new credit agreement contains covenants similar to those in the current credit agreement dated May 16, 1996. As of November 11, 1996, the Company had $9.1 million unused credit available under the new revolving facility, and $45.0 million unused credit available under the extended long-term credit facility.

RECENT DEVELOPMENTS

      Subsequent to September 30, 1996, the Company acquired in separate transactions four companies in the nursing, respiratory therapy/medical equipment and personnel placement businesses for $4.1 million in cash and seller notes. The purchase prices for these companies are expected to exceed the fair values of the assets acquired by approximately $3.2 million, which will be recorded as costs in excess of net assets acquired. These companies are expected to generate annual revenues of approximately $10.0 million.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      EXHIBIT
      NUMBER                  DESCRIPTION OF EXHIBIT
      -------                 ----------------------
        11    --  Computation of net income per common equivalent share


      (b) The Company filed one report on Form 8-K during the quarterly period ended September 30, 1996. The report concerned Item 2, acquisition of assets, specifically the acquisition of Southern Medical Mart, Inc. Form 8-K included the financial statements of Southern Medical Mart, Inc., as follows: An audited balance sheet at December 31. 1995, and the related statements of income and retained earnings and cash flows for the year then ended, an unaudited balance sheet at June 30, 1996, and the related unaudited statements of income and retained earnings and cash flows for the six-month periods ended June 30, 1996 and 1995. Also included was unuadited pro forma condensed financial information of the Company and Southern Medical Mart, Inc. at December 31, 1995, and for the year then ended as well as for the six-month periods ended June 30, 1996 and 1995. The Form 8-K was filed on November 14, 1996.

                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHCOR HOLDINGS, INC.

Date:  November 14, 1996             By:  Susan L. Belske, Senior Vice President
                                          and Chief Financial Officer
                                       14