Form 10-K
period 1996-12-31
HEALTHCOR HOLDINGS INC
filed 1997-03-31
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO ________.

                            HEALTHCOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                    8090                     75-2294072
                                 (Primary Standard
(State or other jurisdiction         Industrial              (I.R.S. Employer
    of incorporation or          Classification Code        Identification No.)
      organization)                    Number)

                   8150 NORTH CENTRAL EXPRESSWAY, SUITE M2000
                               DALLAS, TEXAS 75206
                                 (214) 692-4663
               (Address, including zip code, and telephone number,
                 including area code, of registrant's principal
                               executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK; PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES [X]        NO [ ]

     INDICATE BY CHECK MARK IF THE DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR AVERAGE OF THE CLOSING BID AND ASKED PRICES, AS OF MARCH 27, 1997 WAS $35,296,637. ALL OUTSTANDING SHARES OF COMMON STOCK, EXCEPT FOR SHARES HELD BY EXECUTIVE OFFICERS AND MEMBERS OF THE BOARD OF DIRECTORS AND THEIR AFFILIATES, ARE DEEMED TO BE HELD BY NON-AFFILIATES.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III INCORPORATES BY REFERENCE PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS.

                                     PART I

ITEM  1.  BUSINESS

                              INTRODUCTORY SUMMARY

   HealthCor Holdings, Inc. ( the "Company" or "HealthCor") is a leading provider of comprehensive home health care services in the southwestern and central United States. The Company provides fully-integrated home health care services, including nursing, respiratory therapy/medical equipment and infusion therapy. Since incorporation in 1989, the Company has expanded from 12 offices in three states to 96 offices in nine states at December 31, 1996. The Company has successfully diversified its business mix from approximately 98% nursing in 1989 to 57% nursing for the year ended December 31, 1996, reflecting the Company's evolution to a fully-integrated home health care provider.

   HealthCor seeks to differentiate itself from other home health care companies by being a one-stop shop provider of home health care services and products. Home nursing services continue to comprise an important component of the Company's strategy because referral sources often will make arrangements for home nursing services before making arrangements for other home health care services. The Company believes that its strong market position in the home health care industry facilitates its ability to offer fully-integrated health care services to its referral sources and payors.

   In December 1994, the Company began developing a custom-designed, clinically-based management information system to reduce costs, improve productivity, produce and analyze clinical outcomes data and manage growth more effectively. To date, the Company has implemented several phases of this system, including the nursing component. Productivity analyses conducted in various offices of the Company have demonstrated increased individual nurse productivity in certain instances ranging up to 40%. The Company believes that this system will enable it to compete more effectively in an increasingly competitive managed care environment and under new government reimbursement models, such as prospective pay.

                        MATERIAL CORPORATE DEVELOPMENTS

   ACQUISITIONS. During 1996, the Company acquired 8 home health care businesses and one personnel placement company. The home healthcare businesses consist of 27 offices in Texas, Oklahoma, Arkansas and Louisiana. The aggregate purchase price for all companies included cash of approximately $21.0 million and notes payable to sellers of approximately $3.3 million. The cash amounts have been funded under the Company's bank acquisition credit facility (the "Bank Credit Facility").

   INITIAL PUBLIC OFFERING OF COMMON STOCK. In August 1996, the Company issued 3,300,000 shares of its common stock to the public (the "IPO") at a price of $10.00 per share before underwriting discounts and expenses. Net of discounts and expenses, the Company realized approximately $29.8 million from the offering. Of such proceeds, approximately $26.1 million was used to repay indebtedness and approximately $3.7 million was used for general corporate purposes.

STRATEGY

   The Company's business objective is to enhance its position as one of the leading providers of comprehensive home health care services in the southwestern and central United States. The Company's strategy to accomplish this objective is as follows:

   PROVIDE ONE-STOP SHOP HOME HEALTH CARE SERVICES. The Company provides payors, physicians and patients with fully-integrated one-stop shop home health care services in each of its existing geographic markets. The integration of comprehensive home health care services enhances the Company's appeal to referral sources and payors that increasingly prefer single-source providers of home health care.

   ACQUIRE COMPANIES TO ENTER NEW MARKETS AND FURTHER PENETRATE EXISTING MARKETS. In order to increase utilization of the Company's services by payors and referral sources and enhance its overall market position, the Company has focused on achieving broad regional market coverage in both urban and non-urban areas. To this end, the Company seeks high-quality strategic acquisitions and stategic combinations Ythat complement and expand its existing operations. From January 1995 to December 31, 1996, the Company has acquired the operations of 20 home health care companies, adding 54 offices. These acquisitions have enabled the Company to enter into key contiguous markets and expand the range of services offered in existing markets. The Company believes that due to the fragmentation of the home care industry, a substantial number of acquisition opportunities exist in its target markets.

   ACCELERATE INTERNAL GROWTH BY EXPANDING ITS SCOPE OF SERVICES. As the Company acquires other health care providers, including nursing, respiratory therapy or infusion therapy companies, the Company seeks to implement its full range of services around acquired operations. The Company also seeks to accelerate internal growth by introducing additional specialized health care services, such as cardiac monitoring, hospice and primary home care to many of its offices.

   ENHANCE COMPETITIVE POSITION THROUGH THE USE OF CLINICALLY-BASED INFORMATION TECHNOLOGY. The Company seeks to enhance its operations through the use of clinically-based management information technology. The Company has developed and is implementing an innovative, custom-designed, clinically-based management information system to facilitate the provision of comprehensive home health care services. By enhancing its operations through the use of management information technology, the Company seeks to be a more cost-effective provider in an environment increasingly influenced by managed care and subject to potential changes in reimbursement, such as prospective pay.

OPERATIONS

   The Company believes that home care is a local business dependent in large part on personal relationships and, therefore, the Company provides its operating managers with a significant degree of autonomy to encourage prompt and effective responses to local market demands. The Company also provides, through its corporate office, its local managers with information and management systems that typically are not readily available to independent operators. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate level include billing, claims processing, quality improvement oversight, Medicare and Joint Commission on Accreditation of Health Care Organizations ("JCAHO") licensing, human resource management, financial and accounting functions, policy and procedure development, system design, acquisitions and corporate development.

SERVICES AND PRODUCTS

   The Company provides a comprehensive array of services and products that are essential to the proper implementation of the physician's plan of care in the home.

   HOME NURSING. The Company provides a wide variety of nursing services to individuals with acute illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses or post-procedural needs. The home nursing that the Company provides includes:

   GENERAL NURSING CARE that is provided by registered nurses and licensed practical/vocational nurses who periodically assess the appropriateness of home health care, perform clinical procedures and instruct the patient and family regarding necessary treatments. Patients receiving such care typically include stabilized post-operative patients in recovery at home, patients who are acutely ill but who do not require hospitalization and patients who are chronically or terminally ill.

   SPECIALTY NURSING CARE that is provided by nurses with experience or certification in hospital emergency room, intensive care, oncology, intravenous therapy, geriatric and neonatal or pediatric nursing. Such nurses are employed by the Company to provide a variety of infusion therapies and specialty care regimens to patients in the home. These nurses also instruct patients and their families in the self-administration of certain infusion therapies and procedures, such as wound care and infection control, emergency procedures and the proper handling and usage of medication, medical supplies and equipment.

   THERAPY SERVICES that consist of rehabilitation therapies such as physical, occupational, speech and respiratory therapy to patients recovering from strokes, trauma or certain surgeries, services for high risk pregnancies, post-partum care, mental health care, AIDS therapy, various medical social services and case management services to insurance companies and self-insured employers.

   HOME HEALTH AIDE CARE that involves personal care services and assistance with activities of daily living such as personal hygiene and meal preparation. The Company's home health aides must pass certain competency tests and are supervised by a registered nurse.

   PRIMARY HOME CARE that is a state-administered program that provides unskilled homemaker services to the elderly or the disabled, as ordered by a physician. A registered nurse or administrator makes the initial assessment and assigns a homemaker, who may provide housekeeping, shopping and limited personal care.

   HOSPICE CARE that provides palliative support and care for persons in the last phases of an incurable disease. Support and care under the direction of a physician may be provided by a skilled nurse, aide, chaplain, counselor, therapist or volunteer.

   Patients are referred to the Company office by primary care and specialty physicians as well as by hospital discharge planners and case managers. After reviewing the pertinent medical records and treatment plan, a nurse or home health aide, where appropriate, visits the patient in the home where care is provided on either a continuous or intermittent basis. Treatment may involve a few visits over a short period of time or may extend over several years.

   HOME RESPIRATORY THERAPY AND MEDICAL EQUIPMENT. The Company provides a wide variety of home respiratory, monitoring and medical equipment services to patients. Respiratory therapists manage the needs of the patient according to the physician-directed plan of care and educate the patient and the care giver regarding treatment requirements, use of equipment and self-care. The Company's principal respiratory services include:

   OXYGEN SYSTEMS that assist patients with breathing. The Company provides three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary air in order to provide a continuous flow of oxygen and are generally the least expensive supply of oxygen for patients who require a continuous flow of oxygen but do not require excessive flow rates; (ii) liquid oxygen systems, which are containers used for patients who require a continuous high flow of supplemental oxygen; and (iii) high pressure oxygen cylinders, used for portability with oxygen concentrators.

   NEBULIZERS that deliver aerosol medications that are inhaled directly into the patients' lungs. Nebulizers are used to treat patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically related respiratory problems and patients with AIDS.

   HOME VENTILATORS that mechanically sustain a patient's respiratory function in cases of severe respiratory failure.

   CONTINUOUS POSITIVE AIRWAY PRESSURE THERAPY that forces air through respiratory passage-ways during sleep. This treatment is provided to adults with sleep apnea, a condition in which a patient's normal breathing patterns are disturbed during sleep.

   The Company also rents, sells and services respiratory equipment for patient use in the home and supplies patients with aerosol medications provided by the Company pharmacy for use in respiratory therapy treatments. The Company's technicians deliver and install respiratory equipment, instruct patients in the use of such equipment, refill liquid oxygen systems and provide continuing maintenance of the equipment. The Company's principal monitoring services include:

   CARDIAC MONITORING for the detection of arrhythmia, a condition that is responsible for 500,000 deaths each year in the United States. The Company provides cardiac loop event recorders, which in conjunction with transtelephonic monitoring, have proven to be an efficient and cost-effective arrhythmia detection device.

   UTERINE MONITORING which detects, records and sends uterine activity information to the prenatal center to alert healthcare professionals of pre-term labor in high-risk pregnancies.

   APNEA MONITORS to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

   The Company also leases and sells convalescent equipment, in connection with the provision of its other services to patients in the home. Such equipment includes hospital beds, wheelchairs (including custom built wheelchairs), walkers and patient lifts and medical and surgical supplies such as stethoscopes, orthopedic supplies, urinary catheters, syringes and needles. The Company benefits from the efficiencies associated with the provision of home medical equipment and supplies to its patients who are receiving nursing, respiratory therapy or infusion therapy in the home.

   HOME INFUSION THERAPY. The Company provides a wide range of home infusion therapies. Home infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally or epidurally (via spinal routes) or through feeding tubes into the digestive tract which often begins during hospitalization of a patient and continues in the home environment. The Company's principal infusion therapies include:

   ANTIBIOTIC THERAPY which is the infusion of antibiotic medications into a patient's bloodstream to treat a variety of serious infections and diseases.

   ENTERAL NUTRITION which is the administration of essential nutrients through a feeding tube, is necessary for patients who are unable to orally ingest adequate nutrients.

   TOTAL PARENTERAL NUTRITION which is a nutrient solution administered intravenously to restore and/or maintain electrolyte balance and nutritional function.

   PAIN MANAGEMENT which is provided to patients experiencing acute pain as a result of traumatic injury, surgical procedures or other medical disorders. The Company provides a comprehensive approach to pain management that includes a thorough knowledge of available agents, routes of administration and appropriate dosage levels as directed.

   CHEMOTHERAPY which is provided in the home, allows patients with cancer an alternative to frequent and expensive hospital stays.

   PENTAMIDINE which is an agent used specifically in the treatment of patients with AIDS who have experienced one or more episodes of pneumocystis carinii pneumonia.

   When a patient is referred to a Company office, a Company pharmacist takes the prescription order from the treating physician, prepares the prescribed pharmaceuticals and coordinates their delivery to the patient's home. New patients are assisted in the administration of infusion therapy and related services by a registered nurse who is present at the time of the patient's first home treatment.

INFORMATION SYSTEMS

   In 1994, the Company began developing an innovative clinically-based management information system which the Company has named HealthCor Medical Information Systems Network or HealthCor MedisynTM (the "System"). A United States patent application was filed on July 1, 1996 with respect to the System. The System is designed to re-engineer all aspects of the Company's operations by providing automated, paperless data collection and transmission capabilities that the Company believes will enable it to enhance operating efficiencies, produce and analyze clinical outcomes data and manage growth more effectively. The Company believes the System will generate the data required to price and manage the Company's services and products competitively in a managed care environment and to measure the quality and cost of care that is delivered in the home.

   The implementation of the first phase of the System, which consisted of equipping and training all of the Company's approximately 800 nurses with hand-held point-of-care computers was concluded in March 1996. These hand-held computers, called PtCT units, allow each of the Company's nurses to have an electronic patient chart in hand and allow the Company to collect clinical, payroll and billing information. Information is transmitted via modem to the Company's appropriate client server. Once the clinical data has been recorded, the System enables the Company to develop clinical assessments of patients via computer generated documentation. Same-day reporting capabilities reduce paperwork and transcription errors, which has increased certain individual nurse productivity ranging to 40% based on productivity analyses conducted by the Company. The System also expedites the processing of payroll data, accelerates the transfer of information to attending physicians and improves the consistency and completeness of the assessments generated. The Company anticipates equipping and training all of its home health aides with PtCT units by early 1997, with respiratory and physical therapists to be equipped by the end of 1997.

   The Company conducted two separate productivity analyses which compared individual nurse performance prior to and after implementation of the PtCT units. Although individual productivity is affected by various factors including a nurse's willingness to adapt to using the PtCT unit, management expertise at the branch level, quality of training, computer proficiency, amount of time spent on the PtCt unit, depth of documentation prior to the PtCT unit, patient load and patient type, the Company did not selectively construct its samples to take into consideration these factors. The first analysis surveyed nurses at 12 of the Company's offices and measured the number of weekly visits performed. The second analysis measured time spent conducting a routine nursing visit. This study encompassed all of the Company's Licensed Vocational Nurses having measurable results who were employed prior to March 1, 1995 and who were still employed by the Company at July 1, 1996.

   The Company intends to implement additional phases of the System over the next several months, including: (i) a software application for materials management and a cost accounting system; (ii) a central client intake application and wide area networks to allow regional intake personnel to enter the referral/admissions information for clients of all services and transmit such information to the appropriate office's client server; and over the next 18 months, (iii) a data warehousing application to allow extensive analysis and reporting of clinical results, clinical and financial reports. In addition, a comprehensive general ledger/accounts payable and human resources/payroll system was introduced as of January 1, 1997.

MARKETING

   The Company's market development efforts focus on referral sources which include physicians, hospital discharge planners, social workers, community service organizations, managed care organizations and other commercial payors. In urban areas, managed care organizations are becoming increasingly important as both referral sources and payors. As a result, the Company has created a corporate department that develops specialized programs designed to provide comprehensive, cost effective home care services. A large portion of the Company's revenues originate in non-urban areas where local referral sources continue to be very important. At the local market level, the Company's employees, including office management, licensed professionals and coordinators of professional services, continually communicate with referral sources in order to provide such referral sources with knowledge of the services provided by the Company and the level of reimbursement available from payor sources. The Company believes that its ability to provide a full range of services to clients in all of its markets is a strong advantage in developing relationships with managed care organizations. In addition, the Company works with managed care organizations to provide custom programs to effectively manage high cost patients. These programs, coupled with the Company's focus on clinically- based management information systems, enable the Company to effectively compete for managed care relationships.

COMPLIANCE AND QUALITY ASSURANCE

   Management believes that the quality of the Company's services is critical to its ability to obtain referrals and expand its business. To assure the delivery of high-quality patient care, and to improve the overall quality of service, the Company has established policies and procedures prescribing standards of patient care. The Company has a Quality Improvement Department designed to integrate and assess the improvement activities and processes across all services. One aspect of the Department's activities includes employing a fully-automated survey tool used to assess each office to ensure compliance with its standards on a quarterly basis. These standards include the monitoring of clinical and billing documentation, accountability of clinical personnel by interviews and monitoring of home visits, evaluating customer satisfaction information, reporting adverse medical incidents, monitoring risk management and ensuring a safe and appropriate working environment. The Company also has a toll free compliance hotline.

   The Company is accredited by JCAHO in a substantial number of its offices. The objective standards established by JCAHO are one of the few methods by which referring health care professionals can assess the quality of services provided. The Company believes that it is JCAHO certified in all markets where such certification is important to third-party payors. There have been a number of initiatives to require such accreditation as a prerequisite for participation in government reimbursement and private insurance programs, and such accreditation is generally preferred by managed care and other third-party payors.

HUMAN RESOURCE MANAGEMENT

   Competition for qualified managers and personnel in the home health care industry is intense. The Company continuously recruits, screens, trains and offers benefits and other programs in an effort to retain its personnel. Recruiting is conducted primarily through advertising, employment fairs, direct contact with community groups and the use of bonuses and other employee benefit programs to encourage new employee referrals by existing employees. The Company has implemented a computerized interviewing software system to assist in screening and hiring of potential employees. In October 1996, the Company acquired Quest Personnel Resource, Inc. ("Quest"), with offices in Houston and Dallas, Texas. The Company has and continues to use Quest as a source for a portion of the Company's temporary and permanent staffing needs.

   The Company operates 10 regional learning centers to provide orientation and training to new employees and continuing education for existing employees. All care providers must complete a core curriculum before they begin independent patient care. The Company routinely develops and distributes quality improvement in-service materials, manuals and forms to its nurses and has implemented an internal system of employee recognition and rewards. In addition, skilled nurses are initially assigned to a nurse preceptor until the Company believes that these new nurses have acquired a sufficient degree of home health care knowledge and experience. The Company also has implemented an infusion therapy verification program for skilled nurses. The Company is recognized as a provider of continuing education units by the Texas Nursing Association, which is accredited by the American Nursing Credentialing Center.

COMPETITION

   The Company faces substantial competition in its existing markets. Home health care providers compete for referrals based primarily on range and quality of services, price, geographic coverage and pertinent clinical and statistical information. Most of the markets in which the Company provides home health care services are highly fragmented with a large number of local, independent competitors. The Company also competes with local offices of national companies and hospital-based home health care organizations. Some of the Company's current and potential competitors have, or may obtain, significantly greater financial and marketing resources than the Company.

REGULATION

   The Company's business is subject to extensive and increasing regulation by federal, state and local government. Federal agencies which regulate aspects of the Company's business include the Department of Health and Human Services, the Health Care Financing Administration, the Office of the Inspector General, the Food and Drug Administration, the Drug Enforcement Agency and the Occupational Safety and Health Administration. In most states, home health care providers are regulated by the state department of health and board of pharmacy and certain local agencies.

   The Company is subject to federal laws covering the repackaging and dispensing of drugs and regulating interstate motor-carrier transportation and state laws governing pharmacies, nursing services and certain types of home health agency activities. Under state laws, the Company's offices must be licensed prior to commencing business and must renew its licenses periodically. In Arkansas, the Company is limited to providing nursing services under the Medicare program to those geographic areas in which it has obtained a Permit of Approval by demonstrating a need for the particular type of services which it proposes to provide. The Company believes that the absence of this requirement in the other states in which the Company operates has proven to be a significant operational advantage in comparison to home health care providers in states with this requirement. In addition, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing.

   As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid anti-kickback statute, also known as "fraud and abuse laws." This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under Medicare or state health programs or in return for the purchase, lease, or order of items or services covered by Medicare or state health programs. Violations of the fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from Medicare and state health programs. In addition, several states in which the Company operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

   Congress adopted legislation in 1989, known as the "Stark" legislation, that generally prohibits or restricts a physician from referring a Medicare beneficiary's clinical laboratory services to any entity in which such physician (or a member of his immediate family) has an ownership or individual interest or with which such physician has a financial relationship, and prohibits such entity from billing for or receiving reimbursement on account of such referral, unless a specified exemption is available. Additional legislation became effective as of January 1, 1993 known as "Stark II," expanding the Stark legislation to referrals of services eligible for Medicaid reimbursement and "designated health services," including home health services, durable medical equipment and outpatient prescription drugs. Pursuant to Stark II, physicians who own an interest in the Company or who are compensated by the Company will be prohibited from making referrals to the Company, and the Company will be prohibited from seeking reimbursement for services rendered to such patients unless an exception applies. Ownership interests are excepted if the interest held is a publicly traded security in a company having shareholders' equity of at least $75 million.

   Several of the states in which the Company conducts business have enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Laws. There is no authority interpreting the state fraud and abuse laws in a manner that applies to the Company's operations. These laws are generally based upon the federal fraud and abuse law, so that the interpretation of the federal law may govern the application of the state laws.

   In May 1995, the Clinton Administration instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in five states with the largest Medicare populations. Texas, the Company's corporate base, is one of the targeted states. As of May 13, 1996, Operation Restore Trust has been responsible for over $24.5 million in criminal restitution, fines and recovery of overpayments; over $14.1 million in civil judgments, settlements and civil monetary penalties; 35 criminal convictions and 18 civil judgments; and 93 exclusions of individuals and corporations from the Medicare program. Operation Restore Trust has also been expanded to cover six states, and the Clinton Administration has called for an expansion of this initiative to all fifty states in fiscal year 1997. The Company cannot predict the effect of Operation Restore Trust on the Company or its results of operations.

   A significant portion of the Company's revenues are derived from the Medicare program. A number of initiatives are pending in the United States Congress to control the cost of the Medicare program, including proposals to reduce certain reimbursement rates. It is possible that the amounts reimbursable for Medicare services will be subject to limitation, if not a reduction, in the future.

   The Company's home medical equipment operations are subject to the Omnibus Budget Reconciliation Act ("OBRA"). OBRA 1987 created six categories for home medical equipment reimbursement under the Medicare program. OBRA 1987 also defined whether products would be paid for on a rental or sale basis and established fixed payment rates for oxygen services as well as a 15-month rental ceiling on certain medical equipment. OBRA 1990 made new changes to Medicare reimbursement that were implemented in 1991. The substantive changes included a national standardization of Medicare rates for certain equipment categories and further reductions in amounts paid for home medical equipment rentals. In 1992, the industry experienced minimal changes in both regulation and in levels of Medicare reimbursement.

   In August 1993, Congress passed OBRA 1993, which included significant reimbursement reductions to the Medicare program through 1998. These reimbursement reductions began to take effect on January 1, 1994, and were estimated to negatively affect the home medical equipment industry by approximately $81.0 million in 1994. The specific reimbursement changes effective for fiscal 1994 relate to recategorization of certain home respiratory therapy products, coupled with a reduction in reimbursement rates for these products. Offsetting this reduction, OBRA 1993 provided a Consumer Price Index increase on certain Medicare fees, which was approximately 2.9% in 1994, 2.5% in 1995 and 2.8% in 1996.

INSURANCE

   The Company maintains professional liability insurance covering the negligent acts and omissions of its home health care personnel while rendering services. This policy provides coverage of $5.0 million in the aggregate or $5.0 million per occurrence for each policy year. The Company believes that the insurance which it maintains, in relation to the size of its business, is customary in the home health care industry; however, there can be no assurance that any such insurance will be adequate to cover the Company's liabilities. The Company maintains product liability insurance on all of the medical equipment, supplies and pharmaceuticals that it sells, leases or provides to its home care patients. This insurance provides coverage of $2.0 million in the aggregate or $1.0 million per occurrence for each policy year. The Company also maintains umbrella coverage in excess of its general liability insurance which provides $4.0 million in the aggregate or $4.0 million per occurrence for each policy year.

EMPLOYEES

   The retention of qualified employees is a high priority for the Company. As of December 31, 1996, the Company employed over 3,000 individuals. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union or other collective bargaining organization.

ITEM 2.  PROPERTIES

   The Company currently leases all of its office space, with the exception of the office located in Raton, New Mexico which the Company owns. The executive offices, consisting of approximately 57,400 square feet, are subject to a lease expiring November 2006. The rent payable thereunder is $65,754 monthly.

   The following is a list of the Company's 93 home health care offices. Unless otherwise indicated, the Company has one office in each city.

TEXAS(49)       Dallas           Midland           Tyler
                DeLeon           Mineral Wells     Wichita Falls
Abilene         Denton           Mission           Willis
Andrews         El Paso          Muleshoe          Winnsboro
Aransas Pass    Falfurrias(2)    Odessa
Austin          Grand Prairie    Rising Star       OKLAHOMA(19)
Beaumont        Houston(4)       San Antonio(2)
Bedford         Jasper(2)        San Marcos        Ada
Brenham         Lake Jackson     Sherman           Anadarko
Brownsville     Laredo           Stephenville(2)   Bartlesville
Bryan           Longview         Temple(2)         Clinton(2)
Center          Lubbock          Texarkana         Cordell
Cleburne        Lufkin           Tomball           Edmond

Enid            MISSOURI(6)      ARIZONA(5)        LOUISIANA (4)
Erick
Ft. Gibson      Columbia         Casa Grande       Baton Rouge
Hinton          Independence     Chandler          Bossier City
Holdenville     Jefferson City   Mesa              Lafayette
Lawton          Kirksville       Payson            Metairie
Oklahoma City   Mexico           Phoenix
Ponca City      Osage Beach                        KANSAS(2)
Sapulpa                          ARKANSAS(5)
Stillwater                                         Kansas City
Tulsa                            Fayetteville      Independence
Weatherford                      Fort Smith
                                 Jonesboro         NEW MEXICO(2)
                                 Little Rock
                                 Texarkana         Hobbs
                                                   Raton

                                                   COLORADO(1)

                                                   Englewood

ITEM 3. LEGAL  PROCEEDINGS

        While the Company is engaged in routine litigation incidental to its business, there are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The common stock of the Company is traded on the NASDAQ National Market System ("NASDAQ") under the designation "HCOR". The following table sets forth representative bid quotations of the common stock for each quarter since the date of the Offering as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions:

                                                          BID QUOTATIONS ($)
                                                          HIGH          LOW
                                                          ----          ---
        1996 3rd Quarter (from August 8, 1996)            13.25        10.00
        1996  4th Quarter                                 12.25         7.38

        The Company's common stock has been quoted on NASDAQ since
August 8, 1996. On March 27, 1997, the closing bid quotation for the common stock was $7.38 per share, as reported by NASDAQ.

        On March 12, 1997, there were 41 holders of record of the common stock. Most of the Company's stockholders have their holdings in the street name of a broker/dealer. The Company believes that the total number of stockholders ranges between 1,400 and 1,700 individuals and entities.

        The Company has not paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. The Company is prohibited under the Bank Credit Facility from declaring or paying any dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following tables set forth selected consolidated financial data which have been derived from the consolidated financial statements of the Company. The selected consolidated financial data at and for the years ended December 31, 1996, 1995, 1994 and 1993 and at and for the nine months ended December 31, 1992, have been derived from the audited consolidated financial statements of the Company, audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                     Nine
                                                                                 Months Ended
                                                                                   December
                                                  Years Ended December 31,            31,
                                        ----------------------------------------- -----------
                                         1996(1)      1995       1994       1993      1992
                                        --------    -------    -------    ------- -----------
                                               (in thousands, except per share data)
     STATEMENT OF OPERATIONS DATA:
Net revenues ......................     $106,785    $81,557    $57,151    $60,097   $34,301
Direct expenses ...................       48,314     41,392     30,337     33,302    18,987
                                        --------    -------    -------    -------   -------
Gross profit ......................       58,471     40,165     26,814     26,795    15,314
Other costs and expenses:
  General and administrative ......       41,418     30,663     21,280     21,493    11,664
  Depreciation and amortization ...        2,579      1,240        789        895       514
  Provision for doubtful accounts .        3,580      1,489      1,115      1,318     1,020
                                        --------    -------    -------    -------   -------
         Total costs and expenses .       47,577     33,392     23,184     23,706    13,198
                                        --------    -------    -------    -------   -------
Income from operations ............       10,894      6,773      3,630      3,089     2,116
Interest, net .....................        2,144        987        244        427       244
                                        --------    -------    -------    -------   -------
Income before income taxes ........        8,750      5,786      3,386      2,662     1,872
Provision for income taxes ........        3,418      2,202      1,359      1,129       523
                                        --------    -------    -------    -------   -------
Net income ........................     $  5,332    $ 3,584    $ 2,027    $ 1,533   $ 1,349
                                        ========    =======    =======    =======   =======
Net income  per common share ......     $    .66    $   .55    $   .31    $   .24   $   .23
Weighted average common shares
 outstanding ......................        8,040      6,546      6,490      6,403     5,787

                                                         December 31,
                                       ----------------------------------------------------
                                         1996         1995       1994      1993      1992
                                       ---------    --------    -------   -------   -------
                                                         (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents ..........   $    (184)   $  1,628    $ 3,775   $   506   $ 1,491
Accounts receivable, net ...........      26,844      11,466      4,576     8,799     6,374
Working capital ....................       5,774      (1,737)     1,296     1,292     1,923
Total assets .......................     100,303      52,573     24,504    22,251    19,444
Total debt, including capital leases      24,432      19,584      4,374     1,678     2,014
Redeemable, convertible preferred
  stock.............................        --         5,340      5,340     5,342     5,342
Stockholders' equity ...............      54,555      12,062      7,074     5,046     2,837

(1) See Note 4 of the Notes to Consolidated Financial Statements for the effects of acquisitions completed during 1996 as if such acquisitions were effective at the beginning of 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

   THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE HEREIN.

OVERVIEW

   Since inception in 1984, the Company and its predecessor have expanded operations from 12 offices in three states to 96 offices in nine states at December 31, 1996. The Company, since January 1996, has acquired eight home health care companies, including home nursing, respiratory therapy/medical equipment and infusion therapy companies and one personnel placement company with approximately $35.0 million in aggregate annualized net revenues. The operations of the acquired companies are included in the Company's operations from the dates of acquisition.

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

   The Company's net revenue mix has changed dramatically as a result of its acquisition program, shifting from predominantly nursing services to higher margin respiratory therapy/medical equipment and infusion therapy businesses. Following is a breakdown of net revenue mix:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1996        1995        1994
                                                  -----       -----       -----
Nursing ....................................       56.9%       74.2%       79.2%
Respiratory therapy/medical equipment ......       27.1        19.8        16.5
Infusion therapy ...........................       14.9         6.0         4.3
Other ......................................        1.1        --          --
                                                  -----       -----       -----
  Total ....................................      100.0%      100.0%      100.0%
                                                  =====       =====       =====


   The Company is paid for its services and products primarily by Medicare, Medicaid and private payors, including insurance companies, managed care organizations and other third-party payors. The following table represents the Company's payor mix:

                                                      YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1996        1995        1994
                                                  -----       -----       -----
Medicare Part A (cost-based) ...............       50.1%       67.2%       69.5%
Medicare Part B (charge-based) .............       18.4        13.8        13.7
Medicaid ...................................        4.4         1.3         1.1

Third-party payors and others ..............       27.1        17.7        15.7
                                                  -----       -----       -----
  Total ....................................      100.0%      100.0%      100.0%
                                                  =====       =====       =====

   Medicare reimburses the Company for both Part A and Part B services. Medicare Part A reimburses the Company on a "cost basis" based on the lower of the Company's allowable cost as defined by Medicare regulations, not to exceed annual cost limits or the Company's actual charges. Allowable cost is the actual cost directly related to providing nursing, plus an overhead allocation. A cost report evidencing the fiscal year allowable costs, visit data, charges and other financial information is filed annually and subject to audit. Medicare Part B is paid on a fixed fee-for-service basis similar to third-party payors, such as managed care organizations.

   As a result of initiatives aimed at controlling the rising cost of the Medicare program and the Company's focus on lowering operating costs, the Company may experience future declines in net revenues attributable to Medicare's Part A reimbursement system for nursing. The federal government is currently examining the feasibility of changing Medicare reimbursement for nursing from the existing retrospective cost-based system to a prospective payment system. The Company believes that reimbursement under a prospective payment system would consist of either an established fee for a specific clinical diagnosis or a fixed per diem amount for providing service. The Company believes it could generate a profit from Medicare nursing by providing such services cost-effectively, which the clinically-based management information system will facilitate.


RESULTS OF OPERATIONS

   The following table sets forth certain items included in the Company's consolidated statements of income as a percentage of net revenues:




                                                      YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1996        1995        1994
                                                  -----       -----       -----
Net revenues ...............................      100.0%      100.0%      100.0%
Direct expenses ............................       45.2        50.8        53.1
                                                  -----       -----       -----
Gross profit ...............................       54.8        49.2        46.9
Other costs and expenses:
  General and administration ...............       38.8        37.6        37.2
  Depreciation and amortization ............        2.4         1.5         1.4
  Provision for doubtful accounts ..........        3.4         1.8         2.0
                                                  -----       -----       -----
    Total operating expenses ...............       44.6        40.9        40.6
                                                  -----       -----       -----
Income from operations .....................       10.2         8.3         6.3
Interest, net ..............................        2.0         1.2         0.4
                                                  -----       -----       -----
Income before income taxes .................        8.2         7.1         5.9
Provision for income taxes .................        3.2         2.7         2.4
                                                  -----       -----       -----
Net income .................................        5.0%        4.4%        3.5%
                                                  =====       =====       =====

YEARS ENDED DECEMBER 31, 1996 AND 1995

   NET REVENUES. Net revenues increased from $81.6 million in 1995 to $106.8 million for 1996, an increase of $25.2 million, or 30.9%. This increase is primarily attributable to incremental net revenues generated from acquisitions and from the expansion and addition of services at existing offices.

   DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses increased from $41.4 million in 1995 to $48.3 million for 1996, an increase of $6.9 million, or 16.7%. This increase is primarily a result of the acquisition of additional respiratory therapy/medical equipment and infusion therapy companies. As a percentage of net revenues, direct expenses declined from 50.8% in 1995 to 45.2% in 1996 primarily as a result of the change in product mix to a greater percentage of respiratory therapy/medical equipment and infusion therapy, which have lower direct expenses than nursing.

   GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other nonpatient operating expenses. General and administrative expenses increased from $30.7 million in 1995 to $41.4 million for 1996, an increase of $10.8 million, or 35.1%. Acquisitions account for the majority of this increase, as well as for the increase in general and administrative expense as a percent of net revenues from 37.6% to 38.8%. Although the shift in business mix has contributed to lower direct costs as discussed above, general and administrative expenses for respiratory therapy/medical equipment and infusion therapy businesses are proportionally higher because the majority of all personnel costs for these businesses are classified in this category. Additionally, central office overhead increased in order to support Company growth, particularly in the information technology area.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.2 million in 1995 to $2.6 million for 1996, an increase of $1.4 million, or 108.0%. This increase is primarily due to acquisitions and increased investment in information technology equipment and costs capitalized as part of the development of the Company's clinically-based management information system.

   PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $1.5 million in 1995 to $3.6 million for 1996, an increase of $2.1 million, or 140.5%. This increase is primarily due to acquisitions and the resulting change in business mix to respiratory therapy/medical equipment and infusion therapy businesses, which historically carry a higher provision for doubtful accounts.

   INTEREST, NET. Interest, net increased from $1.0 million in 1995 to $2.1 million for 1996. This increase of $1.1 million, or 117.2%, relates primarily to the increased debt incurred in connection with acquisitions, increased borrowings under the Company's revolving credit line as a result of higher working capital needs, and interest on leases associated with information systems development. As a result of the Company's initial public offering in August 1996, both the bank credit facility and seller debt were repaid.

   PROVISION FOR INCOME TAXES. The provision for income taxes increased from $2.2 million in 1995 to $3.4 million for 1996, an increase of $1.2 million, or 55.2%. This increase is a result of the growth in income before income taxes and a change in the effective rate of income taxes from 38% to 39% in 1996.


YEARS ENDED DECEMBER 31, 1995 AND 1994

   During 1995, the Company completed the acquisition of 12 home health care companies. In addition, during 1994, the Company acquired three home health care companies. Primarily due to growth from these acquisitions, the Company operated 50 and 67 home health care offices at the end of 1994 and 1995, respectively. Accordingly, the comparison of the results of operations between 1994 and 1995 is materially affected by these acquisitions.

   NET REVENUES. Net revenues increased from $57.1 million in 1994 to $81.6 million in 1995, an increase of $24.4 million, or 42.7%. Of this $24.4 million increase, approximately $19.7 million is attributable to net revenues from acquisitions and the remainder from internal growth of approximately 8.4%.

   DIRECT EXPENSES. Direct expenses increased from $30.3 million in 1994 to $41.4 million in 1995, an increase of $11.1 million, or 36.4%, primarily as a result of acquisitions. As a percentage of net revenues, direct expenses declined from 53.1% in 1994 to 50.8% in 1995, primarily as a result of the change in product mix to a greater percentage of respiratory therapy/medical equipment and infusion therapy, which have lower direct expenses than nursing.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $21.3 million in 1994 to $30.7 million in 1995, an increase of $9.4 million, or 44.1%. This increase is attributable primarily to costs associated with the acquisitions.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $.8 million in 1994 to $1.2 million in 1995, an increase of $0.4 million, or 57.1%. This increase is attributable primarily to acquisitions.

   PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased from $1.1 million in 1994 to $1.5 million in 1995, an increase of $0.5 million or 33.4%. This increase is primarily a result of the increase in net revenues from acquisitions.

   INTEREST, NET. Interest, net increased from $0.2 million in 1994 to $1.0 million in 1995, an increase of $0.8 million, or 305.1%. This increase is due primarily to interest expense on indebtedness incurred to fund acquisitions.

   PROVISION FOR INCOME TAXES. Provision for income taxes increased from $1.4 million in 1994 to $2.2 million in 1995, an increase of $0.8 million or 62.0%, primarily due to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care offices. The Company historically has funded its working capital requirements and capital expenditures primarily from cash flows provided from operations supplemented by short-term borrowings.

   At December 31, 1996, the Company had current assets of $34.8 million and current liabilities of $29.0 million, resulting in working capital of $5.8 million. This compares to negative working capital of $1.7 million at December 31, 1995. Working capital increased by $3.7 million as a result of the Company's initial public offering, discussed further below. Additionally, working capital increased as a result of adding net current assets of companies acquired of approximately $2.8 million at the dates of acquisition. Acquisitions are financed principally through use of the Company's long-term credit facility. An additional $1.5 million of working capital resulted from the Company's contribution of 130,000 shares of common stock to its Employee Stock Option Plan ("ESOP") and the corresponding reduction in the related ESOP accrued liability. The remaining improvement came from operations.

   On August 8, 1996, the Company consummated an initial public offering (the "IPO") of 3,000,000 shares of common stock, and on September 11, 1996, the underwriters exercised their overallotment option for an additional 300,000 shares. Net proceeds from the IPO were approximately $29.8 million, and were used to (i) repay outstanding indebtedness under the Company's bank credit facility and (ii) repay outstanding indebtedness to certain individuals incurred in connection with acquisitions. The remaining proceeds of approximately $3.7 million were used for general corporate purposes. In connection with the IPO, the Company's convertible preferred stock was converted to common stock and warrants for 150,000 common shares were exercised for $.3 million.

   Accounts receivable at December 31, 1996 were $26.8 million compared to $11.5 million at December 31, 1995. Days of Sales Outstanding ("DSO"), defined as accounts receivable divided by average net revenues for the last three months in the respective period were 82.3 and 43.4 for these years ended, respectively. The Company receives interim payments from Medicare A for nursing primarily using the Periodic Interim Payment ("PIP") program. This program pays the Company a fixed amount every two weeks. The PIP payment is based upon the Company's historic allowable cost of nursing and is adjusted quarterly. Because a significant portion of the Company's cash is received under the PIP program, management believes that the Company's DSO is lower than other home health care companies. The increase in DSO from December 31, 1995 to December 31, 1996 is attributable primarily to: (i) timing delays resulting from a mandated change in the Company's Medicare fiscal intermediary; (ii) net revenue deferrals relating to the reimbursement of certain re-engineering costs; (iii) changes in net revenue mix towards respiratory/medical equipment and infusion therapy, which historically have higher DSO; and (iv) a slowdown by Medicare in paying for respiratory therapy/medical equipment and infusion therapy.

   Net cash provided by operating activities declined from $6.0 million for the year ended December 31, 1995 to $.4 million for the year ended December 31, 1996, or a cash outflow of $5.6 million. The increase in accounts receivable and related DSO were primarily responsible for the reduction in operating cash flow during 1996. Net cash used in investing activities increased from $24.6 million for the year ended December 31, 1995 to $28.9 million for the same period in 1996. Of this increase of $4.3 million, $3.6 million relates to acquisitions in 1996 as compared to 1995 and the remaining amount relates to other capital expenditures. The Company utilizes capital leases to acquire equipment, primarily information technology and medical equipment, needed to accommodate increased sales volume in the respiratory therapy/medical equipment business. Such lease amounts were $3.5 million and $2.5 million for the years ended December 31, 1996 and 1995, respectively.

   On October 31, 1996, the Company amended and restated its bank credit facility with a group of banks. The new agreement provides for an aggregate $75.0 million credit facility, consisting of a $15.0 million revolving credit line and a $60.0 million term loan for acquisitions. Use of the term loan facility is limited to $52.5 million at the Company's current stockholders' equity level, with the remaining $7.5 million available when the Company's stockholders' equity reaches $57.3 million. The term facility is available for acquisitions until October 31, 1998, and is repayable in quarterly installments of principal and interest using a five-year amortization period through October 31, 2001. The revolving credit line is available through October 31, 1999. Interest is payable quarterly at

   (i) the greater of the bank's prime rate or the federal funds effective rate plus 1/2%, both rates adjustable in certain circumstances, or (ii) at the Eurodollar rate plus a specified adjustable margin ranging from 1.25% to 2.75%, at the Company's option.

   The bank credit facility contains various financial covenants, including funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio, consolidated net worth, fixed charge coverage ratio, capital expenditures, and unleveraged non-reimbursed capital expenditures. The bank credit facility also contains certain covenants which, among other things, impose certain limitations on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends and the redemption or repurchase of securities of the Company, investments and sales of Company assets. The Company also must obtain bank consent if the total consideration to be paid by the Company for an acquisition is more than $5.0 million or if the total consideration to be paid by the Company for such acquisition and all other acquisitions completed during the previous six months exceeds $5.0 million in the aggregate. The Company was not in compliance with the financial covenant regarding capital expenditures at December 31, 1996. This covenant was waived by the lender at December 31, 1996.

   At March 27, 1997, the Company had $15.0 million outstanding under the revolving credit line and $10.5 million outstanding under the term loan for acquisitions. Management is currently negotiating with the banks to shift a portion of the remaining available term loan facility of $42.0 million to the revolving credit line. Management believes that the renegotiated bank credit facility, together with funds generated from operations, will be sufficient to satisfy its capital expenditure and working capital needs, fund acquisitions and meet debt repayment requirements for the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Consolidated Financial Statements and Supplementary Data are included herein. See Item 14 this Report.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (A)  1.  INDEX TO FINANCIAL STATEMENTS

                  The following Financial Statements are included herein:

                                                                            Page
                                                                            ----
HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

  Report of Independent Public Accountants ...............................  18

  Consolidated Balance Sheets as of December 31, 1996 and 1995 ...........  19

  Consolidated Statements of Income for the Years Ended December 31,
     1996, 1995, and 1994 ................................................  20

  Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1996, 1995, and 1994 ...................................  21

  Consolidated Statements of Cash Flows for the Years Ended December 31,
     1996, 1995, and 1994 ................................................  22

  Notes to Consolidated Financial Statements .............................  23



        2.  INDEX TO FINANCIAL SCHEDULES

  The following Financial Statement Schedule is included herein:

   Schedule II--Valuation and Qualifying Accounts.........................  34

        3.  INDEX TO EXHIBITS

                  The Exhibits filed as part of this Report on Form 10-K are listed in the Index to Exhibits immediately following the consolidated financial statements.

   (B)   REPORTS ON FORM 8-K.

   During the quarter ended December 31, 1996, the Company filed a Report on Form 8-K dated November 18, 1996, regarding the Company's acquisition of substantially all of the assets of Southern Medical Mart, Inc. and also included the audited financial statements prepared in connection therewith.

RISK FACTORS

   In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on From S-1 (File No. 333-5779). Such cautionary statements identify important facts that could cause the Company's actual results to differ materially from those projected in forward looking statements made by or on behalf of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
HealthCor Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of HealthCor Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCor Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP



Dallas, Texas,
March 11, 1997

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                      -------------------------
ASSETS                                                    1996          1995
                                                      ------------   -----------
Current assets:
  Cash and cash equivalents ........................  $       --     $ 1,627,940
  Accounts receivable, net of allowance for doubtful
    accounts of $5,101,000 and $2,056,000 in 1996
    and 1995, respectively .........................    26,843,981    11,465,655
  Federal income tax refund receivable .............       833,538          --
  Supplies inventory ...............................     3,219,815     1,709,355
  Prepaid expenses and other .......................     2,040,698     1,456,958
  Deferred income taxes ............................     1,837,173     2,003,328
                                                      ------------   -----------
         Total current assets ......................    34,775,205    18,263,236

Property and equipment, net of accumulated
  depreciation of $15,163,931 and $7,946,627 in
  1996 and 1995, respectively ......................    22,287,540    11,054,255
Excess of cost of acquired businesses over
  fair values of net assets acquired, net of
  accumulated amortization of $2,037,800 and
  $1,186,000 in 1996 and 1995, respectively ........    40,838,391    23,220,167

Other assets .......................................     2,401,862        35,290
                                                      ------------   -----------
         Total assets ..............................  $100,302,998   $52,572,948
                                                      ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft ...................................  $    184,264   $      --
  Accrued ESOP contribution ........................          --       1,477,915
  Accrued payroll and related expenses .............     7,020,813     4,836,735
  Accounts payable and accrued expenses ............     6,570,747     5,054,465
  Line of credit payable ...........................     8,950,000     2,475,000
  Current portion of long-term debt ................     3,582,096     3,981,563
  Current portion of capital lease obligations .....     2,369,300       862,505
  Income taxes payable .............................       324,309     1,311,920
                                                      ------------   -----------
         Total current liabilities .................    29,001,529    20,000,103

Deferred income taxes and other ....................     7,216,476     2,905,809
Long-term debt .....................................     7,114,778    10,668,632
Capital lease obligations ..........................     2,415,667     1,596,604
                                                      ------------   -----------
         Total liabilities .........................    45,748,450    35,171,148

Commitments and contingencies

Redeemable Convertible Preferred Stock, $.01
  par value, 10,000,000 shares authorized
Series A Preferred Stock, 2,000,000 shares issued
  and outstanding in 1995, none in 1996 ............          --          20,000
  Series B Preferred Stock, 1,071,438 shares
    issued and outstanding in 1995, none in 1996 ...          --          10,714
  Additional paid-in capital on Series A and B
    Preferred Stocks ...............................          --       5,309,100

Stockholders' equity:
  Common stock, $.01 par value, 40,000,000
    shares authorized; 10,015,967 and 3,062,803
    shares issued and outstanding in 1996 and
    1995, respectively .............................       100,159        30,628
  Additional paid-in capital .......................    39,562,152     2,471,129
  Retained earnings ................................    14,892,237     9,560,229
                                                      ------------   -----------
         Total stockholders' equity ................    54,554,548    12,061,986
                                                      ------------   -----------
         Total liabilities and stockholders' equity   $100,302,998   $52,572,948
                                                      ============   ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                  1996            1995            1994
                                             -------------    ------------    ------------
Net revenues .............................   $ 106,785,152    $ 81,557,284    $ 57,151,154
Direct expenses ..........................      48,313,631      41,392,250      30,336,777
                                             -------------    ------------    ------------
Gross profit .............................      58,471,521      40,165,034      26,814,377
Other costs and expenses:
  General and administrative .............      41,417,970      30,663,552      21,279,888
  Depreciation and amortization ..........       2,578,751       1,239,728         789,222
  Provision for doubtful accounts ........       3,580,394       1,488,885       1,115,705
                                             -------------    ------------    ------------
        Total costs and expenses .........      47,577,115      33,392,165      23,184,815
                                             -------------    ------------    ------------
Income from operations ...................      10,894,406       6,772,869       3,629,562
Other income (expense):
  Interest income ........................          44,454         162,283          61,345
  Interest expense .......................      (2,188,466)     (1,149,260)       (304,953)
                                             -------------    ------------    ------------
        Total other income and expense ...      (2,144,012)       (986,977)       (243,608)
                                             -------------    ------------    ------------
Income before income taxes ...............       8,750,394       5,785,892       3,385,954
Provision for income taxes ...............       3,418,386       2,202,367       1,359,398
                                             -------------    ------------    ------------
Net income ...............................   $   5,332,008    $  3,583,525    $  2,026,556
                                             =============    ============    ============
Net income per common share ..............   $         .66    $        .55    $        .31
                                             =============    ============    ============
Weighted average common shares outstanding       8,040,250       6,545,615       6,489,563
                                             =============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          COMMON STOCK        ADDITIONAL
                                     ---------------------     PAID-IN      RETAINED
                                       SHARES      AMOUNT      CAPITAL      EARNINGS        TOTAL
                                     ----------   --------   -----------   -----------   -----------
Balance, December 31, 1993 .......    2,712,500   $ 27,125   $ 1,068,234   $ 3,950,148   $ 5,045,507
  Conversion of Series B
    preferred stock to common
    stock ........................      223,220      2,232          --            --           2,232
  Net income .....................         --         --            --       2,026,556     2,026,556
                                     ----------   --------   -----------   -----------   -----------
Balance, December 31, 1994 .......    2,935,720     29,357     1,068,234     5,976,704     7,074,295
  Issuance of common stock to
    ESOP .........................      125,000      1,250     1,398,750          --       1,400,000
  Issuance of common stock .......        2,083         21         4,145          --           4,166
  Net income .....................         --         --            --       3,583,525     3,583,525
                                     ----------   --------   -----------   -----------   -----------
Balance, December 31, 1995 .......    3,062,803     30,628     2,471,129     9,560,229    12,061,986
  Exercise of common stock
    warrants .....................      150,000      1,500       298,500          --         300,000
  Conversion of Series A and B
    preferred stock to common
    stock ........................    3,339,297     33,393     5,306,421          --       5,339,814
  Issuance of common stock in
    initial public offering, net .    3,300,000     33,000    29,835,101          --      29,868,101
  Issuance of common stock to
    ESOP .........................      130,000      1,300     1,466,200          --       1,467,500
  Exercise of stock options ......       33,867        338        78,229          --          78,567
  Tax benefit from early
    dispositions of option stock .         --         --         106,572          --         106,572
  Net income .....................         --         --            --       5,332,008     5,332,008
                                     ----------   --------   -----------   -----------   -----------
Balance, December 31, 1996 .......   10,015,967   $100,159   $39,562,152   $14,892,237   $54,554,548
                                     ==========   ========   ===========   ===========   ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               1996            1995           1994
                                                           ------------    ------------    -----------
Cash flows from operating activities:
  Net income ...........................................   $  5,332,008    $  3,583,525    $ 2,026,556
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .....................      4,773,892       2,299,357      1,439,751
     Loss on disposition of fixed assets ...............         69,855          61,784         14,299
     Changes in operating assets and liabilities,
       net of acquired businesses:
       Accounts receivable, net ........................    (13,099,993)     (4,790,507)     3,306,421
       Supplies inventory ..............................       (755,657)        109,842         80,685
       Prepaid expenses and other assets ...............     (1,295,126)       (688,745)      (228,140)
       Deferred income taxes ...........................      1,124,060        (821,616)       309,994
       Accrued ESOP contribution .......................        (60,079)        (23,376)     1,497,242
       Third-party payor settlement ....................       (322,566)         42,116     (1,745,349)
       Accounts payable and accrued expenses ...........      3,145,869       3,258,275        (18,696)
       Income taxes payable/receivable .................     (1,821,149)        919,447       (422,957)
       Deferred revenue ................................      3,281,537       2,092,767           --
                                                           ------------    ------------    -----------
          Net cash provided by operating activities ....        372,651       6,042,869      6,259,806
                                                           ------------    ------------    -----------
Cash flows from investing activities:
  Payments for business acquisitions, net of cash
     acquired ..........................................    (21,032,649)    (17,458,780)    (2,745,689)

  Additions to property and equipment ..................     (7,866,845)     (7,179,800)      (866,001)
                                                           ------------    ------------    -----------
          Net cash used in investing activities ........    (28,899,494)    (24,638,580)    (3,611,690)
                                                           ------------    ------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of debt, net ..................     65,896,628      47,385,571      3,287,698
  Payments on debt and capital lease obligations .......    (69,535,229)    (32,340,934)    (1,603,333)
  Issuance of common stock, net ........................     30,353,240       1,404,166           --
  Payments on loans from related parties ...............           --              --       (1,063,854)
                                                           ------------    ------------    -----------
          Net cash provided by financing
                      activities .......................     26,714,639      16,448,803        620,511
                                                           ------------    ------------    -----------
Net increase (decrease) in cash and cash equivalents ...     (1,812,204)     (2,146,908)     3,268,627
Cash and cash equivalents, beginning of period .........      1,627,940       3,774,848        506,221
                                                           ------------    ------------    -----------
Cash and cash equivalents, end of period ...............   $   (184,264)   $  1,627,940    $ 3,774,848
                                                           ============    ============    ===========
Supplemental disclosure of cash flow information:
  Debt issued in acquisitions ..........................   $  3,266,068    $  1,567,321    $   857,241
  Liabilities and debt assumed in acquisitions .........        635,753         566,340        217,441
  Issuance of capital lease obligations ................      3,530,474       2,530,000        172,000
  Issuance of common stock to employee stock option plan      1,467,500       1,400,000           --
  Interest paid ........................................      2,025,000         828,000        315,000
  Income taxes paid ....................................      4,055,000       1,826,000      1,481,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995, AND 1994

1. GENERAL:

ORGANIZATION

   HealthCor Holdings, Inc., a Delaware corporation, and subsidiaries (the "Company") commenced operations in October 1989 and provide home healthcare services to patients including nursing, respiratory therapy, infusion therapy, and medical equipment. The Company has operations in Arizona, Colorado, Kansas, Missouri, Oklahoma, Texas, New Mexico, Louisiana and Arkansas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

   The consolidated financial statements of the Company include the accounts of HealthCor Holdings, Inc. and its wholly owned subsidiaries, HealthCor, Inc. (HealthCor), HealthCor Oxygen & Medical Equipment, Inc. (HOME), HealthCor Pharmacy, Inc., Physicians Home Health Network, Inc., HealthCor Rehabilitation Services, Inc., HealthCor Personnel Services, Inc., and HealthCor Foundation. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

SUPPLIES INVENTORY

   Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of medical supplies sold directly to patients for use in their homes.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost or fair market value at the acquisition date (see Note 4). The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease commitments or the fair value of the leased property at the inception of the lease (see Note
8). Property and equipment is depreciated using the straight-line method over the following useful lives:

                                                            YEARS
                                                            ------
                Furniture and equipment ..................   5-10
                Transportation equipment .................    5
                Leasehold improvements (life of the lease)   3-10
                Medical equipment ........................    5
                Computer equipment .......................   3-5
                Software development costs ...............   10

EXCESS OF COSTS OF ACQUIRED BUSINESSES OVER THE FAIR VALUES OF ASSETS ACQUIRED

   The value of excess cost of acquired businesses over the fair values of assets acquired (goodwill) is recorded at the dates of acquisition. Goodwill is being amortized on a straight-line basis over a 40-year period in accordance with the provisions of APB No. 17.

   The Company reviews the carrying value of goodwill at least annually on a market-by-market basis to determine if facts and circumstances exist which would suggest that goodwill may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the Company's market position, reputation, profitability and geographic penetration. If indicators are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific market and determine if goodwill is recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the goodwill to its fair value. Similar reviews are made of other long-lived assets. No such adjustments were required at December 31, 1996 or 1995.

INCOME TAXES

   Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities in accordance with SFAS No. 109 "Accounting for Income Taxes."

NET INCOME PER COMMON SHARE

   Net income per common share (both primary and fully diluted) has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding each year. The Company has treated the redeemable convertible preferred stocks as common shares outstanding for all periods presented.

   The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 allows companies adopting the pronouncement to either change the actual accounting methods for stock-based compensation in the financial statements or to disclose certain pro forma results of operations as if the pronouncement had been adopted in the financial statements. The Company will continue to account for its stock options granted under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25") and has disclosed the pro forma information required by SFAS No. 123 in Note 12.

NET REVENUES AND ESTIMATED SETTLEMENTS WITH THIRD-PARTY PAYORS

   Revenues are recognized on the date services and related products are provided to patients and are recorded at estimated net realizable amounts from patients, third-party payors, and others for services rendered. For the years ended December 31, 1996, 1995, and 1994, approximately 50%, 67% and 70% of net patient service revenues were derived under federal third-party reimbursement programs which are based on cost reimbursement and case payment principles. These revenues are subject to audit and retroactive adjustment by the respective third-party fiscal intermediary. In the opinion of management, retroactive adjustments, if any, will not be material to the financial position or results of operations of the Company. Settlements based on third-party reimbursement program audits are recorded in the year they become known.

   Certain capital expenditures relating to the implementation of a new management information system have been appropriately expensed for third-party reimbursement purposes resulting in deferred revenue of approximately $5,903,000 and $2,399,000 at December 31, 1996 and 1995, respectively. This deferred revenue will be amortized over ten years, the expected useful life of the management information system, using the straight-line method.

DIRECT EXPENSES

   Direct expenses include salaries, wages and related benefits, medical supplies, equipment and related depreciation, and other direct costs of delivering home medical services.

RECLASSIFICATIONS

   Certain amounts for prior periods have been reclassified to conform to the current year presentation.

3. ACCRUED PAYROLL AND RELATED EXPENSES:

   Accrued payroll and related expenses consist of the following:


                                           1996         1995
                                        ----------   ----------
                Salaries ............   $3,434,656   $2,391,660
                Workers' compensation      724,478      853,018

                Other ...............    2,861,679    1,592,057
                                        ----------   ----------
                                        $7,020,813   $4,836,735
                                        ==========   ==========

4. ACQUISITIONS:

1996  ACQUISITIONS

   On April 1, 1996, the Company acquired, for $800,000 in cash and $200,000 in debt, the net assets of All Medical, Inc., a company located in Wichita Falls, Texas, engaged in selling and leasing medical equipment and supplies to the home health care industry.

   Effective May 1, 1996, the Company acquired, for $11,750,000 in cash and $566,000 in debt, the net assets of I Care of Arkansas, Inc. and all of the outstanding capital stock of I Care, Inc. (d/b/a I Care Health Services) and I Care Home IV Affiliates, Inc. (collectively "I Care"), which provide infusion therapy services and respiratory therapy equipment throughout Arkansas.

   Effective September 1, 1996, the Company acquired, for $5,000,000 in cash and $600,000 in debt, the net assets of Southern Medical Mart, Inc., a respiratory therapy/medical equipment company with four locations in Louisiana. Southern Medical Mart is engaged primarily in the sale and rental of medical equipment.

   The Company also completed the acquisition of six companies during the last fiscal quarter of 1996 for $3,700,000 in cash and $1,900,000 in debt. Three of the companies specialize in providing home nursing care services, two provide respiratory therapy/medical equipment services and products, and one provides personnel placement services. The companies are located in Oklahoma and Texas.

1995 ACQUISITIONS

   On January 1, 1995, the Company acquired, in separate transactions, for $3,675,000 in cash, $254,000 in deferred payments, and $400,000 in debt, the net assets of Home Hospital Equipment, Inc. and Medi-Networks, Inc. Both are respiratory therapy companies located in Texas, specializing in providing home medical and respiratory equipment and supplies to patients.

   On June 30, 1995, the Company acquired, in separate transactions, for $1,870,000 in cash and $546,000 in debt, the net assets of McDuffie's Rentals, Inc. and Southwest Professional Registry, Inc. Both respiratory therapy companies are located in Texas, specializing in providing home respiratory equipment and supplies.

   On July 31, 1995, the Company acquired for $6,400,000 in cash and $1,000,000 in debt, the net assets of RTA Homecare and Subsidiaries (RTA). RTA, located in Arizona, is a respiratory therapy company specializing in providing home medical and respiratory equipment, supplies, and pharmaceuticals to patients.

   On August 31, 1995, the Company acquired for $700,000 in cash and $100,000 in debt, the net assets of Colorado I.V. Associates, Inc./Specialized Nursing Services, Inc. ("Colorado IV"). Colorado IV, located in Colorado, is a pharmaceutical company specializing in providing home infusion therapy.

   On September 30, 1995, in separate transactions, the Company acquired for $597,000 in cash, the net assets of Newborn Nursing Services, Inc. ("Newborn Nursing") and Charlie's Discount Drug, Inc. ("Charlie's"). Newborn Nursing, located in Oklahoma, is a nursing company specializing in providing pediatric nursing care services and the leasing and selling of medical equipment. Charlie's, located in Oklahoma, is a respiratory company specializing in providing home respiratory equipment and supplies.

   On October 31, 1995, in separate transactions, the Company acquired for $2,952,000 in cash and $450,000 in debt, the net assets of A.M. Medical/Discount Medical Equipment Company ("A.M. Medical"), Cross Timbers Visiting Nurses, Inc. ("Cross Timbers"), Specialty Med-Equip, Inc. ("Specialty Med-Equip"), and Superior Med-Equip, Inc. ("Superior Med-Equip"). A.M. Medical, Cross Timbers, Specialty Med-Equip, and Superior Med-Equip are located in Texas. Cross Timbers specializes in providing home nursing services. A.M. Medical, Specialty Med-Equip, and Superior Med-Equip specialize in providing home respiratory equipment and supplies.

   The 1996 and 1995 acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired (including all identifiable intangible assets, if material) and liabilities assumed based upon their estimated fair values at the dates of acquisition in accordance with APB No. 16. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition. None of the acquisition agreements contain any significant earn-out provisions with the sellers.

   The following is a summary of the net assets acquired and liabilities assumed in connection with the foregoing acquisitions in 1996 and 1995:

                                                        1996            1995
                                                     -----------     -----------
ASSETS ACQUIRED:
  Cash and cash equivalents ....................     $   380,024     $   679,274
  Accounts receivable, net .....................       3,294,833       2,906,494
  Supplies inventory ...........................         754,803       1,093,074
  Prepaid expenses and other ...................          98,964         106,041
                                                     -----------     -----------
      Total current assets .....................       4,528,624       4,784,883
  Property and equipment, net ..................       3,770,208       1,886,322
                                                     -----------     -----------
      Total assets .............................       8,298,832       6,671,205

LIABILITIES ASSUMED:
  Current liabilities ..........................       1,326,723       1,480,595
  Other liabilities ............................         706,978         311,903
                                                     -----------     -----------
      Total liabilities ........................       2,033,701       1,792,498
                                                     -----------     -----------
NET ASSETS ACQUIRED ............................       6,265,131       4,878,707
PURCHASE PRICE, INCLUDING ACQUISITION COSTS ....      24,678,741      18,197,366
                                                     -----------     -----------
EXCESS COST OF BUSINESSES ACQUIRED .............     $18,413,610     $13,318,659
                                                     ===========     ===========

PRO FORMA INFORMATION

   The following unaudited pro forma information reflects the effects on the consolidated statements of income assuming that significant acquisitions were consummated as of January 1, 1996 and 1995. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates. Therefore, pro forma information cannot be considered indicative of future operations. The unaudited pro forma information for the years ended December 31, 1996 and 1995 is as follows (in thousands, except per share amounts):

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                         1996             1995
                                                       --------         --------
                                                              (UNAUDITED)
Net revenues .................................         $129,026         $128,672
Net income ...................................            5,737            4,537
Net income per common share ..................              .71              .69

5. BANK CREDIT FACILITY:

   At December 31, 1995, the Company had a bank credit facility consisting of a $5,000,000 revolving credit line and a $20,000,000 term loan for acquisitions of which $2,475,000 and $14,230,000, respectively, were outstanding. On May 16, 1996, the Company replaced this bank credit facility with a $35,000,000 bank credit facility consisting of a $10,000,000 revolving credit line and a $25,000,000 term loan facility for financing acquisitions. All of the term loan facility was used by May 31, 1996. On September 3, 1996, the Company amended the May 16, 1996, bank credit facility to make available an additional $10,000,000 under the term loan facility.

   On October 31, 1996, the Company amended and restated its bank credit facility. The new agreement provides for an aggregate $75,000,000 bank credit facility, consisting of a $15,000,000 revolving credit line and a $60,000,000 term loan for acquisitions. Use of the term loan facility is limited to $52,500,000 at the Company's current stockholders' equity level, with the remaining $7,500,000 available when the Company's stockholders' equity reaches $57,300,000. The term loan facility is available for acquisitions until October 31, 1998, and is repayable in quarterly installments of principal and interest using a five-year amortization period through October 31, 2001.

   The revolving credit line contains certain financial covenants with respect to maintenance of a maximum ratio of funded debt to adjusted earnings, a minimum fixed charge coverage ratio, consolidated stockholders' equity of not less than $53,550,000 (as adjusted), and a funded debt to total capitalization ratio of no greater than 50 %. There is also a limitation of $10,000,000 annually on capital expenditures. The revolving credit line expires on October 31, 1999, and provides for the quarterly payment to the bank of a .25 % commitment fee (escalating to .375 % if the funded debt to adjusted earnings ratio exceeds 1.75 to 1) on the unused portion of the line. The Company was not in compliance with the financial covenant regarding capital expenditures at December 31, 1996. This covenant was waived by the lender at December 31, 1996.

   Interest is payable quarterly at (a) the greater of the bank's prime rate or the federal funds effective rate plus 1/2%, both rates adjustable in certain circumstances, or (b) at the Eurodollar rate plus a specified adjustable margin ranging from 1.25 % to 2.75 %. At December 31, 1996, the weighted average interest rate on the revolving credit line outstanding was 8.25 %. In addition to the borrowings of $8,950,000 at December 31, 1996, the Company has committed $465,000 of the line to a letter of credit issued in connection with the Company's workers' compensation insurance coverage. In 1997, the letter of credit will be increased to $617,000.

   The term loan facility is used to finance the Company's acquisition program and contains the same financial covenants, commitment fees, and interest rates as for the revolving credit line. The outstanding balance of the term loan facility at December 31, 1996, was $7,540,000, with repayment terms as discussed in Note 6. At December 31, 1996, the weighted average interest rate on the term loan facility outstanding was 6.9 %.

   Borrowings on both the revolving credit line and the term loan facility are collateralized by substantially all operating assets of the Company. The Company is currently negotiating with the banks to shift a portion of the available term loan facility to the revolving credit line.

6. LONG-TERM DEBT:

   Long-term obligations consist of the following:

                                                       1996            1995
                                                   ------------    ------------
Notes payable to individuals in
  connection with acquisitions; principal
  and interest payable monthly at rates
  ranging from 7.5% to 8.0%, matures through
  October 1999, unsecured ......................   $  3,146,457    $  1,661,066

Acquisition term loan facility with a bank;
  principal and interest payable quarterly
  at rates ranging from (a) the greater of
  the bank's prime rate or the federal funds
  effective rate plus 1/2% or (b) at the
  Eurodollar rate plus 1.25% to 2.75%,
  matures through October 2001 .................      7,540,000      12,973,144

Other ..........................................         10,417          15,985
                                                   ------------    ------------
                                                     10,696,874      14,650,195
         Less: current portion .................     (3,582,096)     (3,981,563)
                                                   ------------    ------------
                                                   $  7,114,778    $ 10,668,632
                                                   ============    ============

   Aggregate maturities of long-term obligations subsequent to December 31, 1996, are as follows:

                 1997 .........................   $  3,582,096
                 1998 .........................      2,006,861
                 1999 .........................      1,796,493
                 2000 .........................      1,467,212
                 2001 .........................      1,844,212
                                                  ------------
                                                    10,696,874
                 Less -- Current portion ......     (3,582,096)
                                                  ------------
                           Total ..............   $  7,114,778
                                                  ============

7. PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following:

                                                    1996               1995
                                                ------------       ------------
Furniture and equipment ..................      $  4,031,607       $  2,691,563
Transportation equipment .................         1,247,255            689,953
Leasehold improvements ...................           854,462            301,295
Medical equipment ........................        15,363,664          8,236,435
Computer equipment .......................         9,034,231          4,274,718
Software development costs ...............         6,920,252          2,806,918
                                                ------------       ------------
                                                  37,451,471         19,000,882
Less -- Accumulated depreciation .........       (15,163,931)        (7,946,627)
                                                ------------       ------------
Property and equipment, net ..............      $ 22,287,540       $ 11,054,255
                                                ============       ============

8. LEASE COMMITMENTS:

   The Company leases office space, furniture, and equipment under noncancelable operating lease agreements which expire on various dates to 2006 and contain renewal options for up to 5 years.

   The Company leases various office equipment under capital lease arrangements. The capitalized value of leases amounted to approximately $7,600,000 and $4,217,000 at December 31, 1996 and 1995, respectively, and net book value amounted to approximately $4,473,000 and $2,584,000 at December 31, 1996 and 1995, respectively. Future minimum lease payments at December 31, 1996, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more are as follows:

                                                    OPERATING        CAPITAL
                                                      LEASES          LEASES
                                                   -----------      ----------
  1997 .....................................       $ 2,984,273     $ 2,824,679
  1998 .....................................         2,332,330       2,206,350
  1999 .....................................         1,774,280         904,801
  2000 .....................................         1,483,782          39,130
  2001 and thereafter ......................         1,274,532          73,731
                                                   -----------      ----------
Total minimum payments .....................       $ 9,849,197       6,048,691
                                                    ==========
Amount representing interest .................................      (1,263,724)
                                                                    ----------
Present value of minimum payments ............................       4,784,967

Current portion ..............................................      (2,369,300)
                                                                    ----------
Total ........................................................     $ 2,415,667
                                                                    ==========
   Rent expense under all operating leases was approximately $3,050,000, $2,270,000, and $1,428,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

9. INCOME TAXES:

   The provision for income taxes includes the following components:

                                      1996              1995             1994
                                  -----------       -----------       ----------
Current:
  Federal ..................      $ 2,571,912       $ 2,896,714       $1,017,755
  State ....................          326,233           329,962          138,553
                                  -----------       -----------       ----------
                                    2,898,145         3,226,676        1,156,308
                                  -----------       -----------       ----------
Deferred:
  Federal ..................          468,175          (944,878)         193,317
  State ....................           52,066           (79,431)           9,773
                                  -----------       -----------       ----------
                                      520,241        (1,024,309)         203,090
                                  -----------       -----------       ----------
          Total ............      $ 3,418,386       $ 2,202,367       $1,359,398
                                  ===========       ===========       ==========

   The reconciliation of the provision for income taxes to the federal statutory rate is as follows:

                                             1996          1995          1994
                                          ----------   -----------    ----------
Income taxes at statutory rate ........   $2,975,134   $ 1,967,204    $1,151,224
Amortization ..........................      148,931       108,954        77,351
State taxes, net of federal tax effect       249,691       165,350        97,895
Tax credits utilized ..................         --         (92,500)         --
Other .................................       44,630        53,359        32,928
                                          ----------   -----------    ----------
                                          $3,418,386   $ 2,202,367    $1,359,398
                                          ==========   ===========    ==========

   Deferred tax assets and deferred tax liabilities consist of the following items:

                                                        1996           1995
                                                     -----------    -----------
Deferred tax assets:
  Allowance for doubtful accounts ................   $   424,590    $   598,991
  Self-insurance and workers' compensation .......       567,034        542,254
  Amounts due to third-party payor ...............       710,549        554,361
  Accrued payroll and related expenses ...........       186,222        193,841
  State income taxes .............................       (92,039)       106,702
  Other ..........................................        40,817          7,179
                                                     -----------    -----------

          Total ..................................     1,837,173      2,003,328
                                                     -----------    -----------
Deferred tax liabilities:
  Depreciation and amortization ..................      (884,101)      (469,169)
  Deferred software cost, net of deferred revenue       (388,417)          --
  Deferred compensation expense ..................      (425,118)          --
  Other ..........................................       (54,874)          --
                                                     -----------    -----------

          Total ..................................    (1,752,510)      (469,169)
                                                     -----------    -----------

Other tax liability ..............................       (89,663)       (37,147)
                                                     -----------    -----------
Total net tax assets .............................   $   (5,000)    $ 1,497,012
                                                     ===========    ===========

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

   In 1992, the Company sold 2,000,000 shares of its Series A preferred stock ($.01 par value) for $2,000,000, less issuance costs of $85,532 to an unrelated entity. The shares were converted into 2,000,000 shares of the Company's common stock coincident with the Company's initial public offering (IPO) on August 8, 1996.

   In 1992, the Company issued 1,071,438 shares of its Series B preferred stock ($.01 par value) for $3,000,025 to the Series A preferred stock investor and an unrelated investor and 178,575 shares of its Series B preferred stock for $500,010 to the Company's Employee Stock Ownership Plan (ESOP). The Company paid $72,636 in costs associated with these two issuances. The Series B preferred shares were convertible into 1,562,517 shares of the Company's common stock. The conversion rate was subject to adjustment of up to 1.25 for one (312,503 additional shares) common share based on the Company's post issuance earnings level. On November 28, 1994, the 178,575 Series B preferred shares held by the ESOP were converted to 223,220 common shares. The remaining Series B preferred shares were converted into 1,339,297 shares of common stock coincident with the Company's IPO on August 8, 1996.

11. COMMON STOCK:

   The Company completed an initial public offering (IPO) of 3,000,000 shares of its common stock, $.01 par value, on August 8, 1996, and on September 11, 1996, the underwriters exercised their overallotment option to purchase an additional 300,000 shares. The Company used the net proceeds from the IPO of approximately $29,800,000 to repay outstanding indebtedness under its bank credit facilities and for general corporate purposes. In addition, on July 26, 1996, the Company declared a 5 for 2 stock split in the form of a stock dividend of its common stock. The accompanying consolidated financial statements give retroactive effect to the stock split.

12. EMPLOYEE BENEFIT PLANS:

   The Company has two qualified incentive stock option plans and has reserved 387,500 shares of the Company's common stock for issuance under the 1989 plan and 237,500 shares under the 1996 plan. Options for 6,000 shares have been granted under the 1996 stock option plan and 231,500 are available for future grant. The Company accounts for its stock option plans in accordance with the provisions of APB No. 25 and related interpretations, under which no compensation cost is recognized for financial statement purposes. Had compensation cost for stock options granted in 1996 and 1995 been determined based on the fair value at the grant dates for options awarded consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the years ended December 31, 1996 and 1995, would have been reduced to the following pro forma amounts:


                                                       1996           1995
                                                   -------------- --------------
    Net income.....................  As reported    $5,332,008     $3,583,525
                                     Pro forma      $5,206,173     $3,537,259

    Net income per common share....  As reported       $ .66          $ .55
                                     Pro  forma        $ .65          $ .54

   Since the provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost is not representative of the pro forma compensation expected to be presented in future years.

   Options to purchase shares of the Company's common stock have been granted to nonofficer and noninvestor directors and key employees. Options are granted at fair market value at the dates of grant. Options granted become exercisable at the rate of 1/3 per year, and expire 10 years after the date of grant.

     Information on stock options is as follows:

                                             1996                 1995           1994
                                      ------------------   ------------------  --------
                                                WTD. AVG.             WTD. AVG.
                                       SHARES   EX. PRICE   SHARES   EX. PRICE  SHARES
                                      --------    ------   --------    ------  --------
Outstanding at beginning of year ..    359,627    $ 4.68    301,375    $ 3.79   148,750
Granted ...........................     48,250     10.13    118,253      7.04   163,875
Exercised .........................    (33,867)     2.32     (2,083)     2.00      --
Forfeited .........................    (17,084)     5.04    (57,918)     5.00   (11,250)
                                      --------    ------   --------    ------  --------

    Outstanding at end of year ....    356,926    $ 5.63    359,627    $ 4.68   301,375
                                      ========    ======   ========    ======  ========

    Exercisable at end of year ....    198,884    $ 4.06    157,940    $ 2.70    93,338
                                      ========    ======   ========    ======  ========
    Price range ...................   $.80-$11.50        $.80-$7.04        $.80 - $6.00
                                      ========             ========            ========
    Weighted-average fair value of
    options granted during the year   $   4.26             $   2.96
                                      ========             ========

   The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: Risk-free interest rates of 6.5 %; expected dividend yield of zero; expected option lives until exercise date of 6.5 years; and expected price volatility of 25 %.

   The following table summarizes information about stock options that are exercisable at December 31, 1996:

                                                  Weighted Average
                            Number of Options        Remaining         Weighted Average
    OPTION GRANT DATE          Exercisable        Contractual Life      Exercise Price
--------------------------- -------------------  -------------------  ------------------
August 1990 through
April 1993 ................       83,800             4.8 Years           $        1.65

December 1993 through
December 1995 .............      115,084             7.9 Years           $        5.82
                            -------------------
Total exercisable .........      198,884                 --              $        4.06
                            ===================

   On April 1, 1990, the Company established an Employee Stock Ownership Plan
(ESOP), which will award shares of the Company's common stock on a noncontributory basis to eligible employees of the Company. Contributions of common stock and cash by the Company, when declared at the discretion of the Board of Directors, are allocated to the accounts of participants based on the ratio each participant's compensation for the year bears to all participants' compensation for that year. The Company contributed 130,000 and 125,000 common shares in 1996 and 1995. Participants are not vested in any amounts allocated to them until they have completed at least 1,000 hours of service per year for one year. After five such years, a participant is 100% vested in such amounts. Generally, a participant also will be fully vested upon attaining age 65 or in the event of total and permanent disability, death or termination of the ESOP. ESOP shares which are committed to be released are treated as outstanding for earnings per share computations. Compensation expense for the ESOP was approximately $1,500,000 for the years ended December 31, 1995 and 1994, respectively. During 1996, the Board of Directors authorized no contribution to the ESOP. At December 31, 1996, the Company recorded approximately $1,100,000 related to accumulated plan forfeitures as deferred compensation expense in the accompanying consolidated balance sheets.

   Effective April 1, 1991, the Company formed a deferred compensation plan structured under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees meeting certain minimum service requirements. Under the plan, contributions are made by the employees and matched by the Company subject to certain limitations. The Company's contribution to this plan was approximately $157,000, $105,000, and $101,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

13. COMMITMENTS AND CONTINGENCIES:

   The Company, in the normal course of business, is party to various matters of litigation. Management is of the opinion that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

   The Company self-insures its employees and their dependents for injury and hospitalization. The Company self-insures claims up to $75,000 per person, with an insurance company covering claims in excess of this amount up to a maximum of $1,000,000 per person. A liability is accrued for claims incurred but not yet reported (IBNR) based on historical claims paid information as provided by the respective insurance company. The IBNR liability at December 31, 1996 and 1995, was approximately $468,000 and $522,000, respectively. The Company has paid claims of approximately $1,101,000, $1,700,000, and $1,375,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

   On January 1, 1995, the Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of those instruments. In addition, the fair value of the Company's long-term debt and capital lease obligations were determined to approximate its carrying value since (i) a substantial amount of the December 31, 1996, long-term debt and capital lease obligations were issued at fair market value during 1996, and (ii) certain long-term debt amounts are interest rate variable in nature.

15. CONSOLIDATED QUARTERLY DATA (UNAUDITED):

   The following is a summary of the consolidated quarterly results of operations of the Company for the years ended December 31, 1996 and 1995:

                                                  THREE MONTHS ENDED
                               ---------------------------------------------------------
     1996                        MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                               ------------   ------------   ------------   ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues ...............   $     24,254   $     25,968   $     27,254   $     29,309
Gross profit ...............         12,734         14,273         15,374         16,090
Income from operations .....          2,134          2,520          2,880          3,360
Income before income taxes .          1,648          1,868          2,355          2,880
Net income .................            971          1,175          1,462          1,723
Net income per common share             .15            .18            .17            .17
Weighted average common
shares outstanding .........          6,543          6,592          8,575         10,187

     1995

Net revenues ...............   $     17,553   $     18,368   $     21,577   $     24,059
Gross profit ...............          8,161          8,318         10,703         12,983
Income from operations .....          1,260          1,229          1,854          2,430
Income before income taxes .          1,141          1,096          1,538          2,011
Net income .................            703            677            958          1,246
Net income per common share             .11            .10            .15            .19
Weighted average common
shares outstanding .........          6,489          6,612          6,503          6,548
                               ------------   ------------   ------------   ------------

   During December 1996, the Company reduced depreciation expense by approximately $530,000 related to depreciation of the new management information system, which depreciation had been expensed in earlier quarters of 1996. The original depreciation expense was based on estimates of when the new management information system was expected to be placed in service. Upon evaluation of the actual dates the system was placed in service, the following depreciation amounts were eliminated: Periods ended March 31--$78,000; June 30--$183,000; September 30--$269,000. Revenues previously amortized to income from deferred revenue in approximately the same amounts were similarly reversed, and the net credit to income during the fourth quarter of 1996 was minimal.

                      *************************************

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            ADDITIONS    ADDITIONS
                               BALANCE AT   CHARGED TO     FROM                          BALANCE
                               BEGINNING    COSTS AND     ACQUIRED                       AT END
       CLASSIFICATION          OF PERIOD     EXPENSES    COMPANIES    DEDUCTIONS        OF PERIOD
                               ----------   ----------   ----------   -----------       ----------
December 31, 1996:

  Allowance for Doubtful
     Accounts ..............   $2,056,000   $3,580,000   $2,753,000   $(3,288,000)(b)   $5,101,000

  Accumulated Amortization
     of Intangible Assets ..    1,186,000      852,000         --            --          2,038,000
                               ----------   ----------   ----------   -----------       ----------
          Total Reserves and
              Allowances ...   $3,242,000   $4,432,000   $2,753,000   $(3,288,000)      $7,139,000
                               ==========   ==========   ==========   ===========       ==========
December 31, 1995:

  Allowance for Doubtful
     Accounts ..............   $1,285,000   $1,489,000   $  624,000   $(1,342,000)(b)   $2,056,000

  Accumulated Amortization
     of Intangible Assets ..      717,000      469,000         --            --          1,186,000
                               ----------   ----------   ----------   -----------       ----------
          Total Reserves and
               Allowances ..   $2,002,000   $1,958,000   $  624,000   $(1,342,000)      $3,242,000
                               ==========   ==========   ==========   ===========       ==========
December 31, 1994:

  Allowance for Doubtful
     Accounts ..............   $1,814,000   $1,116,000   $     --     $(1,645,000)(b)   $1,285,000

  Accumulated Amortization
     of Intangible Assets ..      472,000      245,000         --            --            717,000
                               ----------   ----------   ----------   -----------       ----------
          Total Reserves and
               Allowances ..   $2,286,000   $1,361,000   $     --     $(1,645,000)      $2,002,000
                               ==========   ==========   ==========   ===========       ==========

----------
(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b)    Write-off of uncollectible receivables net of recoveries.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on March 27, 1997 on its behalf by the undersigned thereunto duly authorized.

                                  HEALTHCOR HOLDINGS, INC.


                                  By: /s/ S. WAYNE BAZZLE
                                      S. Wayne Bazzle
                                      Chairman of the Board and Chief Executive
                                      Officer

   Each person whose signature appears below hereby authorizes S. Wayne Bazzle and Cheryl C. Bazzle, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in the capacity stated below and to file all amendments and supplements to the Annual Report on Form 10-K.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    SIGNATURE                    TITLE                                 DATE

/s/ S. WAYNE BAZZLE       Chairman of the Board and               March 27, 1997
    S. Wayne Bazzle            Chief Executive Officer

/s/ CHERYL C. BAZZLE      President and Chief  Operating          March 27, 1997
    Cheryl C. Bazzle           Officer

/s/ SUSAN L. BELSKE       Senior Vice President and Chief         March 27, 1997
    Susan L. Belske            Financial Officer (Principal
                               Financial and Accounting Officer)

/s/ JULIAN BANTON         Director                                March 27, 1997
    Julian Banton

/s/ ROBERT B. CRATES      Director                                March 27, 1997
    Robert B. Crates

/s/ JANE B. FINLEY        Director                                March 27, 1997
    Jane B. Finley

/s/ MICHAEL J. FOSTER     Director                                March 27, 1997
    Michael J. Foster

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
3.1     Amended and Restated Certificate of Incorporation of the Company.**

3.2     Amended and Restated Bylaws of the Company.**

4.1     Specimen Stock Certificate of the Company.**

4.2 Credit Agreement by and between the Company and Texas Commerce Bank National Association, dated November 1, 1996.*

10.1 Registration Rights Agreement, dated as of June 1, 1992 between the Company and certain stockholders of the Company.**

10.2    HealthCor Holdings, Inc. 1989 Stock Option Plan effective October 18,
        1989.**

10.3    Form of HealthCor Holdings, Inc. 1996 Long-Term Incentive Plan.**

10.4 HealthCor Holdings, Inc. Employee Stock Ownership Plan and Trust, dated April 1, 1990, as amended.**

10.5 Warrant Agreement between the Company and an individual to purchase Company Stock of the Company, dated as of November 1, 1994.**

10.6 Form of Indemnification Agreement to be entered between the Company and its executive officers and directors.**

10.7 Stock Purchase Agreement, dated April 15, 1996, by and betwen I Care Home I.V. Affiliates, Inc., I Care of Arkansas, Inc., I Care, Inc. and HealthCor Holdings, Inc.**

10.8 Asset Purchase Agreement, dated as of September 1, 1996, by and Between HealthCor Oxygen and Medical Euipment, Inc. and Southern Medical Mart, Inc.***

11.1    Statement concerning Computation of net income per common share.*

21.1    List of Subsidiaries of the Company.**

23.1    Consent of Independent Public Accountants*

24.1    Power of Attorney. (included on signature page)

27.1    Financial Data Schedule.
------------
*       Filed herewith.

** Incorporated by reference to the Company; Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996.

*** Incorporated by reference to the Company; Quarterly Report on Form 10Q, as filed with the Commission on September 23, 1996.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.