Form 10-Q
period 1997-03-31
HEALTHCOR HOLDINGS INC
filed 1997-05-15
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______ to _______

                         Commission File Number: 0-20881

                            HEALTHCOR HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                     75-2294072
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

        8150 North Central Expressway, Suite M-2000, Dallas, Texas     75206
                    (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code: (214) 692-4663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

     As of May 12, 1997 approximately 10,043,465 shares of Common Stock were issued and outstanding.

      Total number of sequentially numbered pages     14
      Exhibit Index on sequentially numbered page     12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in the following financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 1996, included in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,      DECEMBER 31,
                                                     1997            1996
                                                 ------------  ------------
                    ASSETS
Current assets:
  Cash and cash equivalents ...................  $       --    $       --
  Accounts receivable, net ....................    33,963,095    26,843,981
  Federal income tax refund receivable ........          --         833,538
  Supplies inventory ..........................     3,117,314     3,219,815
  Prepaid expenses and other ..................     1,167,370     2,040,698
  Deferred income taxes .......................     2,542,832     1,837,173
                                                 ------------  ------------
         Total current assets .................    40,790,611    34,775,205

Property and equipment, net ...................    22,655,452    22,287,540
Excess of cost of acquired businesses over fair
values of  net assets acquired, net ...........    40,774,916    40,838,391
Other assets ..................................     2,597,161     2,401,862
                                                 ------------  ------------
         Total assets .........................  $106,818,140  $100,302,998
                                                 ============  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft ..............................  $    970,827  $    184,264
  Accrued payroll and related expenses ........     5,496,061     7,020,813
  Accounts payable and accrued expenses .......     3,779,785     6,570,747
  Line of credit payable ......................    14,535,000     8,950,000
  Current portion of long-term debt ...........     3,079,099     3,582,096
  Current portion of capital lease obligations      1,727,347     2,369,300
  Income taxes payable ........................     1,260,261       324,309
                                                 ------------  ------------
         Total current liabilities ............    30,848,380    29,001,529

Deferred income taxes and other ...............     7,377,593     7,216,476
Long-term debt ................................     9,319,729     7,114,778
Capital lease obligations .....................     2,870,916     2,415,667
                                                 ------------  ------------
         Total liabilities ....................    50,416,618    45,748,450

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 40,000,000
  shares authorized; 10,030,465 and 10,015,967
  shares issued and outstanding in 1997 and 1996,
  respectively ................................       100,304       100,159
  Additional paid-in capital ..................    39,600,729    39,562,152
  Retained earnings ...........................    16,700,489    14,892,237
                                                 ------------  ------------
    Total stockholders' equity ................    56,401,522    54,554,548
                                                 ------------  ------------
    Total liabilities and stockholders'  equity  $106,818,140  $100,302,998
                                                 ============  ============



The accompanying notes are an integral part of these consolidated balance sheets.
                                       3

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1997         1996
                                                    -----------    -----------
Net revenues ...................................    $33,764,708    $24,254,490

Direct expenses ................................     14,297,338     11,520,783
                                                    -----------    -----------
Gross profit ...................................     19,467,370     12,733,707

Other costs and expenses:

  General and administrative ...................     13,652,594      9,558,155
  Depreciation and amortization ................      1,092,976        535,775
  Provision for doubtful accounts ..............      1,046,543        506,129
                                                    -----------    -----------
        Total costs and expenses ...............     15,792,113     10,600,059
                                                    -----------    -----------
Income from operations .........................      3,675,257      2,133,648

Interest expense, net ..........................        661,531        485,900
                                                    -----------    -----------
Income before income taxes .....................      3,013,726      1,647,748

Provision for income taxes .....................      1,205,474        676,462
                                                    -----------    -----------

Net income .....................................    $ 1,808,252    $   971,286
                                                    ===========    ===========
Net income per common share ....................    $       .18    $       .15
                                                    ===========    ===========
Weighted average common shares outstanding .....     10,177,552      6,543,430
                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
           UNAUDITED CONDSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                 ----------------------------------
                                                                                                    1997                    1996
                                                                                                 -----------            -----------
Cash flows from operating activities:
  Net income .........................................................................           $ 1,808,252            $   971,286
  Adjustments to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization ...................................................             1,823,766                893,716
     Proceeds on disposition on assets ...............................................                34,404                   --
     Changes in operating assets and
       liabilities, net of acquired businesses:
       Accounts receivable, net ......................................................            (7,119,114)            (3,854,700)
       Prepaid expenses and other assets .............................................             1,048,405                225,811
       Deferred income taxes .........................................................              (586,095)              (362,840)
       Accounts payable and accrued expenses .........................................            (4,315,714)              (412,936)
       Income taxes payable/receivable ...............................................             1,769,490               (138,991)
       Deferred revenue ..............................................................                41,553                881,238
                                                                                                 -----------            -----------
          Net cash used in operating activities ......................................            (5,495,053)            (1,797,416)
                                                                                                 -----------            -----------
Cash flows from investing activities:
  Payments for business acquisitions, net of cash acquired ...........................              (510,154)               (55,883)
  Additions to property and equipment ................................................            (1,739,728)            (2,403,318)
                                                                                                 -----------            -----------
          Net cash used in investing activities ......................................            (2,249,882)            (2,459,201)
                                                                                                 -----------            -----------
Cash flows from financing activities:
  Proceeds from issuance of debt .....................................................             8,585,000                425,000
  Payments on debt and capital lease obligations .....................................            (1,665,350)              (843,904)
  Issuance of common stock ...........................................................                38,722                   --
                                                                                                 -----------            -----------
          Net cash provided by (used in) financing activities ........................             6,958,372               (418,904)
                                                                                                 -----------            -----------
Net decrease in cash and cash equivalents ............................................              (786,563)            (4,675,521)

Cash and cash equivalents, beginning of period .......................................              (184,264)             1,627,940
                                                                                                 -----------            -----------
Cash and cash equivalents, end of period .............................................           $  (970,827)           $(3,047,581)
                                                                                                 ===========            ===========

Supplemental disclosure of cash flow information:
  Debt issued in acquisitions ........................................................           $    50,000            $      --
  Issuance of capital lease obligations ..............................................               130,600                637,190

The accompanying notes are an integral part of these consolidated financial statements.

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") for the three months ended March 31, 1997 and 1996. All significant intercompany transactions have been eliminated. Direct expenses on the statements of income include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Acquisitions

      During 1996, the Company acquired 8 home health care businesses and one personnel placement company. The home health care businesses consist of 27 offices in Texas, Oklahoma, Arkansas and Louisiana. The aggregate purchase price for all companies included cash of approximately $21.0 million and notes payable to sellers of approximately $3.3 million. On January 1, 1997 the Company acquired a small nursing facility in Missouri. The cash amounts have been funded under the Company's bank acquisition credit facility.

      The following unaudited pro forma information reflects the effect on the consolidated statements of income assuming that all significant acquisitions during 1996 were consummated as of January 1, 1996. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates. Therefore, pro forma information cannot be considered indicative of future operations.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    1997           1996
                                                  -------         -------
                                                (in thousands, except per
                                                      share amounts)

Net revenues ..................................   $33,765         $33,700
Net income ....................................     1,808           1,423
Net income per common share ...................   $  0.18         $  0.22
Weighted average common shares outstanding ....    10,178           6,543

      As mentioned in the "Overview" section of Item 2 of this report, the Company's business and revenue mix has changed significantly as a result of acquisitions made in prior years. This shift to a higher concentration of respiratory therapy/medical equipment and infusion therapy has contributed materially to favorable growth in net income. However, during the period the cost-reimbursed nursing portion of the base business has declined, and as a result, net revenues on a pro forma basis are essentially flat.

3.  Bank Credit Facility

      At December 31, 1996, the Company had a bank credit facility that provides for an aggregate borrowings of $75.0 million, consisting of a $15.0 million revolving credit line and $60.0 million term facility for acquisitions. On April 30, 1997, the Company amended the facility to increase the revolving credit line to $25.0 million and to reduce the term facility to $50.0 million. Use of the term loan facility is limited to $42.5 million, with the remaining $7.5 million term facility available when the Company's current stockholders' equity increases by $0.9 million to $57.3 million. The revolving credit line expires on October 31, 1999. The term facility is available for acquisitions until October 31, 1998, and is repayable in quarterly installments of principal and interest through October 31, 2001. As of May 12, 1997, the Company had available $8.5 million under the revolving credit line and $22.2 million under the term facility for acquisitions.

4.  Subsequent Events

      Subsequent to March 31, 1997, the Company acquired, for $9.4 million in cash and $1.1 million in seller debt, the net assets of two nursing companies with locations in the southwestern United States. The cash payments were financed using the bank credit facility (See note 3). The acquisitions will be accounted for using the purchase method of accounting. The purchase price and costs associated with the acquisitions are expected to exceed the fair value of the net assets acquired by approximately $8.0 million, which will be recorded as costs in excess of net assets acquired.

5.  Earnings Per Share

      In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 entitled "Earnings Per Share" which requires publicly held companies with potentially dilutive securities to change their earnings per share computation for years ending after December 15, 1997, and show a basic earnings per share (based on the weighted average number of common shares outstanding) and a diluted earnings per share (based on the weighted average number of common shares outstanding plus the effect of all dilutive securities, such as stock options and warrants). The new statement is expected to result in a slightly favorable impact on earnings per share for certain prior periods. The Company will adopt SFAS No. 128 in the fourth quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      HealthCor Holdings, Inc. (the "Company") provides fully-integrated home health care services, including nursing, respiratory therapy/medical equipment and infusion therapy in nine states in the southwestern and central United States. The Company has made 10 acquisitions of home health care companies and one personnel placement company since March 31, 1996. The home health care companies consist primarily of respiratory therapy/ medical equipment and infusion therapy disciplines, enabling the Company to enter contiguous markets and to expand the range of services offered in existing markets. The following table summarizes these acquisitions:

                                                                 APPROXIMATE
ACQUISITION DATE     DESCRIPTION OF BUSINESS                   ANNUAL REVENUES
                                                                (in thousands)
April 1, 1996       Respiratory therapy/medical equipment ....   $   900

May 1, 1996         Respiratory therapy/medical equipment,
                      Infusion therapy .......................    12,400

September 1, 1996   Respiratory therapy/medical equipment ....     7,000

October 1, 1996     Nursing ..................................     4,000
October 1, 1996     Respiratory therapy/medical equipment ....       700

October 1, 1996     Personnel placement services .............     4,300

November 1, 1996    Nursing ..................................     1,300
December 1, 1996    Respiratory therapy/medical equipment ....       575

December 31, 1996   Nursing ..................................     4,100

January 1, 1997     Nursing ..................................     2,000
                                                                 -------
                                                                 $37,275
                                                                 =======
      Subsequent to an acquisition, the Company plans to implement its full range of services throughout the acquired operations. In addition, the Company seeks to increase growth in existing offices by providing additional home health care services, such as cardiac monitoring, hospice and primary home care. The Company's strategy is to maximize the revenues of its offices in each of its markets, which from time to time requires realignment of customers or services among existing and new offices.

      The Company's net revenue mix has changed dramatically as a result of acquisitions, shifting from predominantly nursing services to higher margin respiratory therapy/medical equipment and infusion therapy businesses. Following is a breakdown of net revenue mix (dollars in thousands):

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1997            1996
                                           --------------- ---------------
Nursing ................................   $18,253   54.0% $16,206    66.8%
Respiratory therapy/medical equipment ..     9,352   27.7    6,126    25.3
Infusion therapy .......................     4,758   14.1    1,922     7.9
Other ..................................     1,402    4.2       --      --
                                           -------  -----  -------   -----
                                           $33,765  100.0% $24,254   100.0%
                                           =======  =====  =======   =====

RESULTS OF OPERATIONS

      The following table sets forth certain items included in the Company's unaudited condensed consolidated statements of income as a percentage of net revenues:
                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1997       1996
                                                           --------------------
Net revenues .....................................         100.0%         100.0%
Direct expenses ..................................          42.3           47.5
                                                           -----          -----
Gross profit .....................................          57.7           52.5
Other costs and expenses:
    General and administrative ...................          40.4           39.4

    Depreciation and amortization ................           3.2            2.2

    Provision for doubtful accounts ..............           3.1            2.1
                                                           -----          -----
      Total costs and expenses ...................          46.7           43.7
                                                           -----          -----
Income from operations ...........................          11.0            8.8
Interest, net ....................................           2.0            2.0
                                                           -----          -----
Income before income taxes .......................           9.0            6.8

Provision for income taxes .......................           3.6            2.8
                                                           -----          -----
Net income .......................................           5.4%           4.0%
                                                           =====          =====

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

      NET REVENUES. Net revenues increased from $24.3 million for the three months ended March 31, 1996 to $33.8 million for the same period in 1997, an increase of $9.5 million, or 39.2%. This increase is primarily attributable to incremental net revenues generated from acquisitions.

      DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses increased from $11.5 million for the three months ended March 31, 1996 to $14.3 million for the three months ended March 31, 1997, an increase of $2.8 million, or 24.1%. Like the revenue growth, this increase is primarily a result of acquisitions. As a percentage of net revenues, direct expenses declined from 47.5% in 1996 to 42.3% in 1997 primarily as a result of the change in product mix to a greater percentage of respiratory therapy/medical equipment and infusion therapy, which have lower direct expenses than nursing.

      GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other nonpatient care operating expenses. These costs increased from $9.6 million to $13.7 million, an increase of $4.1 million, or 42.8%. Acquisitions account for the majority of this increase, as well as for the increase in general and administrative expense as a percent of net revenues from 39.4% to 40.4%. Although the shift in business mix has contributed to lower direct costs as discussed above, general and administrative expenses for respiratory therapy/medical equipment and infusion therapy businesses are proportionality higher because the majority of all personnel costs for these businesses are classified in this category. Additionally, central office overhead increased in order to support Company growth, particularly in the occupancy and information technology areas.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $0.5 million for the three months ended March 31, 1996, to $1.1 million for the three months ended March 31, 1997, an increase of $0.6 million, or 104.0%. The increase is primarily due to acquisitions and increased investment in information technology equipment and costs capitalized as part of the development of the Company's clinically-based management information system.

      PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $0.5 million for the three months ended March 31, 1996, to $1.0 million for the three months ended March 31, 1997, an increase of $0.5 million, or 107.1%. This increase is primarily due to acquisitions, the change in business mix to respiratory therapy/medical equipment and infusion therapy revenue, which historically carry a higher provision for doubtful accounts, and a general increase in the provision per cent as a result of higher days of sales outstanding (see below).

      INTEREST, NET. Interest, net increased from $0.5 million for the three months ended March 31, 1996, to $0.7 million for the same period of 1997, an increase of $0.2 million, or 36.1%. This increase relates primarily to the increased debt incurred in connection with acquisitions, increased borrowings under the Company's revolving credit line as a result of higher working capital needs, and interest on leases associated with information technology and systems development.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased from $0.7 million for the three months ended March 31, 1996, to $1.2 million for the three months ended March 31, 1997, an increase of $0.5 million, or 78.2%, primarily as a result of the increase in income before income taxes.

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

      At March 31, 1997, the Company had current assets of $40.8 million and current liabilities of $30.9 million, resulting in working capital of $9.9 million as compared to working capital of $5.8 million as of December 31, 1996. Working capital increased by $3.0 million as a result of borrowings from the Company's term loan facility to finance the acquisition of certain companies acquired in 1996, which acquisitions were initially financed from the revolving credit line. The remaining increase came primarily from operations.

      Accounts receivable at March 31, 1997, were $34.0 million, compared to $26.8 million at December 31, 1996. Days of Sales Outstanding ("DSO"), defined as trade accounts receivable divided by average daily net revenues for the preceding three months, were 89.3 as of March 31, 1997, compared to 82.0 at December 31, 1996. The increase in DSO from December 31, 1996 to March 31, 1997 is attributable primarily to an overall increase in net revenue from respiratory therapy/medical equipment and infusion therapy, which historically have higher DSO, and a continued slowness by third parties in paying for respiratory therapy/medical equipment and infusion therapy. In 1997, the Company has intensified initiatives to address the increase in DSO, including adding more experienced billing and collecting management, commencing installation of an electronic claims submission system, and more closely managing the billing and collecting process to increase efficiency and effectiveness. Approximately $1.7 million of accounts receivable were written off to the allowance for doubtful accounts during the three months ended March 31, 1997, resulting in a reduction of the allowance by $0.6 million after the current period's provision.

      Net cash used in operating activities increased from $1.8 million for the three months ended March 31, 1996, to $5.5 million for the three months ended March 31, 1997, or an additional cash outflow of $3.7 million. The increase in accounts receivable and the reduction in accounts payable and accrued expenses were primarily responsible for the reduction in operating cash during 1997. Net cash used in investing activities decreased from $2.5 million for the first three months of 1996 to $2.2 million for the same period in 1997. Cash of $7.0 million, net of payments on debt and lease obligations, was provided by borrowings under the bank credit facility discussed further below. The Company utilizes capital leases to acquire equipment, primarily information technology equipment and medical equipment needed to accommodate increased sales volume in the respiratory therapy/medical equipment business. Such lease amounts were $0.1 million and $0.6 million for the three months ended March 31, 1997 and 1996, respectively.

      At December 31, 1996, the Company had a bank credit facility that provided for an aggregate borrowings of $75.0 million, consisting of a $15.0 million revolving credit line and $60.0 million term facility for acquisitions. On April 30, 1997, the Company amended the facility to increase the revolving credit line to $25.0 million and to reduce the term facility to $50.0 million. Use of the term loan facility is limited to $42.5 million, with the remaining $7.5 million term facility available when the Company's current stockholders' equity increases by $0.9 million to $57.3 million. The revolving credit line expires on October 31, 1999. The term facility is available for acquisitions until October 31, 1998, and is repayable in quarterly installments of principal and interest through October 31, 2001. As of May 12, 1997, the Company had available $8.5 million under the revolving credit line and $22.2 million under the term facility for acquisitions. On April 2, 1997, an affiliate of the Company loaned $375 thousand to the Company to provide additional working capital until the amended facility became available. The loan was repaid in full on May 5, 1997.

RECENT DEVELOPMENTS

      Subsequent to March 31, 1997, the Company acquired, for $9.4 million in cash and $1.1 million in seller debt, the net assets of two nursing companies with locations in the southwestern and western United States. The cash payments were financed using the bank credit facility (See above). The acquisitions will be accounted for using the purchase method of accounting. The purchase price and costs associated with the acquisitions are expected to exceed the fair value of the net assets acquired by approximately $8.0 million, which will be recorded as costs in excess of net assets acquired. These companies are expected to generate annual revenues of approximately $21.0 million.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      EXHIBIT
      NUMBER                  DESCRIPTION OF EXHIBIT

           11     Computation of net income per common equivalent share


      (b) The Company filed no reports on Form 8-K during the quarterly period ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HEALTHCOR HOLDINGS, INC.



Date:  May 14, 1997                             By: Susan L. Belske
                                                    Senior Vice President
                                                    and Chief Financial Officer
                                       13