Form 10-Q
period 1997-06-30
HEALTHCOR HOLDINGS INC
filed 1997-08-14
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1997

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

       Registrant's telephone number, including area code: (214) 692-4663
                     ---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      As of August 11, 1997 approximately 10,064,096 shares of Common Stock were issued and outstanding.

        Total number of sequentially numbered pages                     16

        Exhibit Index on sequentially numbered page                     14

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

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,     December 31,
                                                              ------------   ------------
                                                                  1997           1996
                                                              ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................   $       --     $       --
  Accounts receivable, net ................................     34,581,345     26,843,981
  Income tax refund receivable ............................      2,506,443        833,538
  Supplies inventory ......................................      3,446,286      3,219,815
  Prepaid expenses and other ..............................      1,186,631      2,040,698
  Deferred income taxes ...................................      2,644,329      1,837,173
                                                              ------------   ------------
         Total current assets .............................     44,368,034     34,775,205

Property and equipment, net ...............................     25,374,366     22,287,540
Excess of cost of acquired businesses over fair values of
  net assets acquired, net ................................     54,821,357     40,838,391
Other assets ..............................................      2,660,511      2,401,862
                                                              ------------   ------------
         Total assets .....................................   $127,224,263   $100,302,998
                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft ..........................................   $  1,096,892   $    184,264
  Accrued payroll and related expenses ....................      7,074,705      7,020,813
  Accounts payable and accrued expenses ...................      5,261,647      6,570,747
  Line of credit payable ..................................     22,385,000      8,950,000
  Current portion of long-term debt .......................      5,812,520      3,582,096
  Current portion of capital lease obligations ............      2,251,744      2,369,300
  Income taxes payable ....................................           --          324,309
                                                              ------------   ------------
         Total current liabilities ........................     43,882,508     29,001,529

Deferred income taxes and other ...........................      6,193,780      7,216,476
Long-term debt ............................................     19,657,823      7,114,778
Capital lease obligations .................................      4,239,133      2,415,667
                                                              ------------   ------------
         Total liabilities ................................     73,973,244     45,748,450

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 40,000,000 shares
    authorized; 10,061,596 and 10,015,967 shares issued and
    outstanding in 1997 and 1996, respectively ............        100,616        100,159
  Additional paid-in capital ..............................     39,785,926     39,562,152
  Retained earnings .......................................     13,364,482     14,892,237
                                                              ------------   ------------
         Total stockholders' equity .......................     53,251,024     54,554,548
                                                              ------------   ------------
         Total liabilities and stockholders' equity .......   $127,224,268   $100,302,998
                                                              ============   ============

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended              Six Months Ended
                                               ----------------------------   ----------------------------
                                                         June 30,                       June 30,
                                               ----------------------------   ----------------------------
                                                   1997            1996           1997            1996
                                               ------------    ------------   ------------    ------------
Net revenues ...............................   $ 34,313,884    $ 25,967,943   $ 68,078,592    $ 50,222,433

Direct expenses ............................     17,726,364      11,694,800     31,530,002      23,215,583
                                               ------------    ------------   ------------    ------------

Gross profit ...............................     16,587,520      14,273,143     36,548,590      27,006,850

Other costs and expenses:

  General and administrative ...............     15,687,804      10,097,078     29,834,098      19,655,233
  Depreciation and amortization ............      1,237,347         712,930      2,330,313       1,248,705
  Provision for doubtful accounts ..........      3,731,372         943,248      4,777,915       1,449,377
                                               ------------    ------------   ------------    ------------

        Total costs and expenses ...........     20,656,523      11,753,256     36,942,326      22,353,315
                                               ------------    ------------   ------------    ------------

Income (loss) from operations ..............     (4,069,003)      2,519,887       (393,736)      4,653,535

Interest expense, net ......................      1,115,933         652,027      1,777,464       1,137,927
                                               ------------    ------------   ------------    ------------

Income (loss) before income taxes ..........     (5,184,936)      1,867,860     (2,171,200)      3,515,608

Provision (credit) for income taxes ........     (1,848,919)        692,449       (643,445)      1,368,911
                                               ------------    ------------   ------------    ------------

Net income (loss) ..........................   $ (3,336,017)   $  1,175,411   $ (1,527,755)   $  2,146,697
                                               ============    ============   ============    ============

Net income (loss) per common share .........   $       (.33)   $        .18   $       (.15)   $        .33
                                               ============    ============   ============    ============

Weighted average common shares outstanding .     10,041,104       6,591,749     10,032,309       6,591,749
                                               ============    ============   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                   ----------------------------
                                                             June 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
Cash flows from operating activities:
  Net income (loss) .............................  $ (1,527,755)   $  2,146,697
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization ..............     3,792,206       2,112,776
     Proceeds on disposition on assets ..........        17,792          (2,506)
     Changes in operating assets and liabilities,
      net of acquired businesses:
       Accounts receivable, net .................    (7,631,427)     (6,212,805)
       Prepaid expenses and other assets ........       653,361        (742,420)
       Deferred income taxes ....................      (760,253)        (11,074)
       Accounts payable and accrued expenses ....    (1,859,645)        699,482
       Income taxes payable/receivable ..........    (2,024,896)     (1,159,280)
       Deferred revenue .........................    (1,069,599)      1,678,477
                                                   ------------    ------------
          Net cash used in operating activities .   (10,410,216)     (1,490,653)
                                                   ------------    ------------

Cash flows from investing activities:
  Payments for business acquisitions,
     net of cash acquired .......................   (13,433,786)    (12,379,033)
  Additions to property and equipment ...........    (2,820,414)     (4,012,406)
                                                   ------------    ------------
          Net cash used in investing activities .   (16,254,200)    (16,391,439)
                                                   ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of debt ................    28,446,579      29,556,841
  Payments on debt and capital lease obligations     (2,919,022)    (15,119,672)
  Issuance of common stock ......................       224,231           5,000
                                                   ------------    ------------
          Net cash provided by
            financing activities ................    25,751,788      14,442,169
                                                   ------------    ------------

Net decrease in cash and cash equivalents .......      (912,628)     (3,439,923)

Cash and cash equivalents, beginning of period ..      (184,264)      1,627,940
                                                   ------------    ------------

Cash and cash equivalents, end of period ........  $ (1,096,892)   $ (1,811,983)
                                                   ============    ============

Supplemental disclosure of cash flow information:
  Debt issued in acquisitions ...................  $  1,450,000    $    766,068
  Liabilities and debt assumed in acquisitions ..       876,756         244,674
  Issuance of capital lease obligations .........     2,060,066       1,904,986

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

        The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") for the six months ended June 30, 1997 and 1996. All significant intercompany transactions have been eliminated. Direct expenses on the statements of operations include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in the statements of operations have been reclassified from earlier presentations.

2.  Acquisitions

        Effective January 1, 1997, the Company acquired Sterling Health Services, Inc., a provider of home nursing services in Kansas City, Missouri.

        Effective April 1, 1997, the Company acquired, for $900,000 in cash and $100,000 in debt, the net assets of VNS Health Services, Inc. which provides Medicare, Medicaid and private duty nursing services in Santa Fe and Espanola, New Mexico.

        Effective April 19, 1997, the Company acquired, for $8,500,000 in cash and $1,000,000 in debt, all of the outstanding capital stock of CareNetwork, Inc., which provides nursing services in Little Rock, Ft. Smith, Lowell and Hot Springs, Arkansas.

        Effective June 1, 1997, the Company acquired, for $3,100,000 in cash and $250,000 in debt, the net assets of American Medical Home Care, Inc. which sells and leases home medical equipment, respiratory therapy services and rehabilitation equipment in Tucson, Arizona.

        During 1996, the Company acquired 8 home health care businesses and one personnel placement company. The home health care businesses consisted of 27 offices in Texas, Oklahoma, Arkansas and Louisiana. The aggregate purchase price for all companies included cash of approximately $21.0 million and notes payable to sellers of approximately $3.3 million.

        The cash amounts have been funded under the Company's bank acquisition credit facility.

        The 1997 and 1996 acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired (including all identifiable intangible assets, if material) and liabilities assumed based upon their estimated fair values at the dates of acquisition in accordance with APB No. 16. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition. None of the acquisition agreements contain any significant earn-out provisions.

        The following unaudited pro forma information reflects the effect on the consolidated statements of operations assuming that all significant acquisitions during 1997 and 1996 were consummated as of January 1, 1997 and 1996. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates. Therefore, pro forma information cannot be considered indicative of future operations.

                                           PRO FORMA INFORMATION (UNAUDITED)
                                               SIX MONTHS ENDED JUNE 30,
                                             -----------------------------
                                                 1997             1996
                                             ------------     ------------
                                        (in thousands, except per share amounts)
Net revenues ............................... $     75,807     $     81,400
Net income (loss) ..........................       (1,401)           2,867
Net income (loss) per common share ......... $      (0.14)    $       0.43
Weighted average common shares outstanding .       10,032            6,592

        During the six-month period ended June 30, 1997, net revenues on a pro forma basis are marginally lower as compared to the six-month period ended June 30, 1996, primarily as a result of a decline in cost-reimbursed nursing business revenues.

3.  Bank Credit Facility

        At December 31, 1996, the Company had a bank credit facility that provides for aggregate borrowings of $75.0 million, consisting of a $15.0 million revolving credit line and $60.0 million term facility for acquisitions. On April 30, 1997, the Company amended the facility to increase the revolving credit line to $25.0 million and to reduce the term facility to $50.0 million. The revolving credit line expires on October 31, 1999. The term facility is available for acquisitions until October 31, 1998, and is repayable in quarterly installments of principal and interest through October 31, 2001. As of August 8, 1997, the Company had outstanding $24.5 million under the revolving credit line and $22.4 million under the term facility for acquisitions. As a result of the net revenue adjustment relating to Medicare cost limitations and an increase in the provision for doubtful accounts, the Company is currently not in compliance with certain covenants of its bank credit agreement. [THE COMPANY HAS ENGAGED CHASE SECURITIES, INC. TO PLACE UP TO $60.0 MILLION OF SENIOR NOTES (THE "SENIOR NOTES") TO REFINANCE THE INDEBTEDNESS INCURRED UNDER THE EXISTING BANK CREDIT FACILITY AND TO PROVIDE ADDITIONAL WORKING CAPITAL. IN CONNECTION WITH THE OFFERING OF THE SENIOR NOTES, THE COMPANY IS ALSO NEGOTIATING WITH ITS BANK TO REPLACE ITS EXISTING CREDIT FACILITY WITH A REVOLVING CREDIT LINE OF UP TO $25.0 MILLION.]

4.  Earnings (Loss) Per  Share

        In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 entitled "Earnings Per Share" which requires publicly held companies with potentially dilutive securities to change their earnings per share computation for years ending after December 15, 1997, and show a basic earnings per share (based on the weighted average number of common shares outstanding) and a diluted earnings per share (based on the weighted average number of common shares outstanding plus the effect of all dilutive securities, such as stock options and warrants). The new statement is expected to result in a slightly favorable impact on earnings
(loss) per share for certain prior periods. The Company will adopt SFAS No. 128 in the fourth quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        HealthCor Holdings, Inc. (the "Company") provides fully-integrated home health care services, including nursing, respiratory therapy/medical equipment and infusion therapy in nine states in the southwestern and central United States. The Company provides payors, physicians and patients with fully-integrated one-stop shop home health care services in substantially all of its geographic markets. The Company seeks to increase internal growth by introducing additional services to many of its offices, including fully integrating acquisitions completed during 1996 and 1997 with the Company's full range of products and services. The Company has engaged financial advisors to assist it in more rapidly achieving size and market coverage than can be gained by completing acquisitions of the type historically targeted by the Company.

        During the three months ended June 30, 1997, net revenues and net income were adversely affected by a $2.8 million revenue adjustment related to Medicare nursing cost limitations and by an increase in the allowance for doubtful accounts by $2.7 million. The net revenue adjustment was primarily the result of regulatory changes which affected the Company's ability to maximize Medicare nursing reimbursement and as a result of expenses in some offices exceeding Medicare nursing cost limitations. The Company expects to experience additional revenue adjustments related to Medicare nursing cost limitations through the end of 1997. The additional provision for doubtful accounts is a result of the Company's continuing initiatives to improve collection procedures.

        Total net revenues increased from $26.0 million to $34.3 million, primarily as a result of acquisitions. The Company's net revenue mix has also shifted from primary nursing services to higher margin respiratory therapy/medical equipment and infusion therapy businesses, primarily as a result of acquisitions. Following is a breakdown of net revenue mix (dollars in thousands):

                                       THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                              --------------------------------------------    --------------------------------------------
                                     1997                     1996                    1997                    1996
                              --------------------    --------------------    --------------------    --------------------
Nursing ...................   $ 19,305        56.2%   $ 15,153        58.4%   $ 37,557        55.1%   $ 31,360        62.4%
Respiratory therapy/medical
    equipment .............      8,634        25.2       6,828        26.3      17,986        26.4      12,954        25.8
Infusion therapy ..........      4,875        14.2       3,987        15.3       9,634        14.2       5,908        11.8
Other .....................      1,500         4.4        --          --         2,902         4.3        --          --
                              --------    --------    --------    --------    --------    --------    --------    --------
                              $ 34,314       100.0%   $ 25,968       100.0%   $ 68,079       100.0%   $ 50,222       100.0%
                              ========    ========    ========    ========    ========    ========    ========    ========

RESULTS OF OPERATIONS

        The following table sets forth certain items included in the Company's unaudited condensed consolidated statements of operations as a percentage of net revenues:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         -----------------    -----------------
                                          1997       1996      1997       1996
                                         ------     ------    ------     ------
Net revenues .........................    100.0%     100.0%    100.0%     100.0%
Direct expenses ......................     51.7       45.0      46.3       46.2
                                         ------     ------    ------     ------
Gross profit .........................     48.3       55.0      53.7       53.8
Other costs and expenses:
    General and administrative .......     45.7       38.9      43.8       39.1
    Depreciation and amortization ....      3.6        2.8       3.5        2.5
    Provision for doubtful accounts ..     10.8        3.6       7.0        2.9
                                         ------     ------    ------     ------
            Total costs and expenses .     60.1       45.3      54.3       44.5

                                         ------     ------    ------     ------
Income (loss) from operations ........    (11.8)       9.7      (0.6)       9.3
Interest, net ........................      3.3        2.5       2.6        2.3
                                         ------     ------    ------     ------

Income (loss) before income taxes ....    (15.1)       7.2      (3.2)       7.0
Provision (credit) for income taxes ..     (5.4)       2.7      (1.0)       2.7
                                         ------     ------    ------     ------
Net income (loss) ....................     (9.7)       4.5%     (2.2)       4.3%
                                         ======     ======    ======     ======

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

        NET REVENUES. Net revenues increased from $26.0 million for the three months ended June 30, 1996 to $34.3 million for the same period in 1997, an increase of $8.3 million, or 32.1%. This increase is primarily attributable to incremental net revenues generated from acquisitions partially offset by a $2.8 million revenue adjustment related to Medicare nursing cost limitations and by a decrease in revenues related to the Medicare nursing business.

        DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses increased from $11.7 million for the three months ended June 30, 1996 to $17.7 million for the three months ended June 30, 1997, an increase of $6.0 million, or 51.6%. This increase is primarily a result of acquisitions.As a percentage of net revenues, direct expenses increased from 45.0% in 1996 to 51.7% in 1997, primarily as a result of the revenues reductions adjustment mentioned above, without which the percentage would have been 47.8%

        GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other nonpatient care operating expenses. These costs increased from $10.1 million to $15.7 million, an increase of $5.6 million, or 55.4%. Acquisitions account for the majority of this increase. General and administrative expenses for respiratory therapy/medical equipment and infusion therapy businesses are proportionally higher than nursing because the majority of all personnel costs for such businesses are classified in this category. Additionally, central office overhead increased in 1997 in order to support Company growth. General and administrative expense as a percentage of net revenues increased from 38.9% to 45.7%. The revenue reductions adjustment mentioned above caused the percentage for 1997 to increase from 42.3% to 45.7%.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $0.7 million for the three months ended June 30, 1996, to $1.2 million for the three months ended June 30, 1997, an increase of

$0.5 million, or 73.6%. The increase is primarily due to acquisitions and increased investment in information technology equipment.

        PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $0.9 million for the three months ended June 30, 1996, to $3.7 million for the three months ended June 30, 1997, an increase of $2.8 million, or approximately 300%. This increase resulted primarily from a $2.7 million increase in the allowance for doubtful accounts determined as a result of the Company's initiatives to improve collection procedures and reduce DSO. Net of this increase, the provision for doubtful accounts as a percentage of revenue decreased from 3.6% to 3.0%.

        INTEREST, NET. Interest, net increased from $0.7 million for the three months ended June 30, 1996, to $1.1 million for the same period of 1997, an increase of $0.4 million, or 71.1%. This increase resulted primarily from the increased debt incurred in connection with acquisitions, increased borrowings under the Company's revolving credit line as a result of higher working capital needs, and interest on leases associated with information technology and systems development.

        PROVISION (CREDIT) FOR INCOME TAXES. The provision (credit) for income taxes decreased from $0.7 million for the three months ended June 30, 1996, to $(1.8) million for the three months ended June 30, 1997, a decrease of $2.5 million, or approximately 360%, as a result of the loss before income taxes.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

        NET REVENUES. Net revenues increased from $50.2 million for the six months ended June 30, 1996, to $68.1 million for the same period in 1997, an increase of $17.9 million, or 35.6%. This increase is primarily attributable to incremental net revenues generated from acquisitions, offset by a $2.8 million revenue adjustment related to Medicare cost limitations and by a decrease in the Medicare nursing business.

        DIRECT EXPENSES. Direct expenses increased from $23.2 million for the six months ended June 30, 1996, to $31.5 million for the six months ended June 30, 1997, an increase of $8.3 million, or 35.8%. This increase is primarily associated with acquisitions. As a percentage of net revenues, direct expenses increased from 46.2% in 1996 to 46.3% in 1997; however, the percentage would have declined to 44.5% except for the revenue reduction adjustment mentioned above.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $19.6 million for the six months ended June 30, 1996, to $29.8 million for the six months ended June 30, 1997, an increase of $10.2 million, or 51.8%. This increase is attributable primarily to costs associated with acquisitions and additional central office overhead resulting from overall Company growth. As a percentage of net revenues, general and administrative expenses increased from 39.1% in 1996 to 43.8% in 1997. The 1997 percent would have been 42.1% without the revenue reduction adjustment mentioned above.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.2 million for the six months ended June 30, 1996, to $2.3 million for the same period of 1997, an increase of $1.1 million, or 86.6%. This increase is primarily due to the acquisition activity and the investment in information services equipment.

        PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $1.5 million for the six months ended June 30, 1996, to $4.8 million for the six months ended June 30, 1997, an increase of $3.3 million, or 230%. This increase resulted primarily from a $2.7 million increase in the three months ended June 30, 1997, in the allowance for doubtful accounts determined as a result of the Company's initiatives to improve collection procedures and reduce DSO. As a percentage of net revenues, the provision for doubtful accounts has increased from 2.9% for the six months ended June 30, 1996, to 7.0% in 1997. The percentage for 1997 without this adjustment would have increased slightly to 3.1%.

        INTEREST, NET. Interest, net increased from $1.1 million for the six months ended June 30, 1996 to $1.8 million for the same period in 1997. This increase of $0.7 million, or 56.2%, relates to the increased debt incurred in connection with acquisitions, interest cost on borrowings under the Company's line of credit as a result of higher working capital needs, and interest on leases associated with information systems development.

        PROVISION (CREDIT) FOR INCOME TAXES. The provision (credit) for income taxes decreased from $1.4 million for the six months ended June 30, 1996, to $(0.6) million for the same period in 1997, a decrease of $2.0 million, or approximately 150%. This decrease is a result of the loss before income taxes in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements are for working capital and to finance existing indebtedness incurred in connection with its term credit facility. The Company has funded its working capital needs and capital expenditures primarily from short term borrowings and cash flow from operations.

        At June 30, 1997, the Company had current assets of $44.4 million and current liabilities of $43.9 million, resulting in working capital of $0.5 million as compared to working capital of $5.8 million as of December 31, 1996. Working capital increased by $3.0 million as a result of borrowings from the Company's term loan facility to finance the acquisition of certain companies in 1996. The net decrease in working capital resulted primarily from increased working capital requirements associated with operations.

        Accounts receivable at June 30, 1997, were $34.6 million, compared to $26.8 million at December 31, 1996. Days of Sales Outstanding ("DSO"), defined as trade accounts receivable divided by average daily net revenues for the preceding three months, were 90.8 as of June 30, 1997, compared to 82.0 at December 31, 1996. The increase in DSO from December 31, 1996 to June 30, 1997 is attributable primarily to an overall increase in net revenue from respiratory therapy/medical equipment and infusion therapy, which historically have higher DSO, delays by third parties in paying for respiratory therapy/medical equipment and infusion therapy, and a general slowdown in reimbursement from governmental payors. In 1997, the Company has intensified initiatives to address the increase in DSO, including adding more experienced billing and collecting management, commencing installation of an electronic claims submission system, and more closely managing the billing and collecting process to increase efficiency and effectiveness. These initiatiives resulted in increasing the provision for doubtful accounts by $2.7 million during the three months ended June 30, 1997. Additionally, the DSO as calculated is adversely affected by the $2.8 million revenue adjustment. Had this been recorded as a provision for doubtful accounts DSO would have ben 84.1

        Net cash used in operating activities increased from $1.5 million for the six months ended June 30, 1996, to $10.4 million for the six months ended June 30, 1997, or an additional cash outflow of $8.9 million. The increase in accounts receivable and the reduction in accounts payable and accrued expenses were primarily responsible for the reduction in operating cash during 1997. Net cash used in investing activities decreased from $16.4 million for the six months ended June 30, 1996 to $16.3 million for the same period in 1997. Cash of $25.5 million, net of payments on debt and lease obligations, was provided by borrowings under the bank credit facility. The Company utilizes capital leases to acquire equipment, primarily information technology equipment and medical equipment needed to accommodate increased sales volume in the respiratory therapy/medical equipment business. Such lease amounts were $2.1 million and $1.9 million for the three months ended June 30, 1997 and 1996, respectively.

        At December 31, 1996, the Company had a bank credit facility that provided for an aggregate borrowings of $75.0 million, consisting of a $15.0 million revolving credit line and $60.0 million term facility for acquisitions. On April 30, 1997, the Company amended the facility to increase the revolving credit line to $25.0 million and to reduce the term facility to $50.0 million. The revolving credit line expires on October 31, 1999, and the term facility expires on October 31, 1998, and is repayable in quarterly installments of principal and interest through October 31, 2001. As of August 8, 1997, the Company had outstanding $24.5 million under the revolving credit line and $22.4 million under the term facility for acquisitions. As a result of the revenue adjustment relating to Medicare cost limitations and the increase in the provision for doubtful accounts, the Company is currently not in compliance with several of the covenants contained in the bank credit agreement. [THE COMPANY HAS ENGAGED CHASE SECURITIES, INC. TO OFFER SENIOR NOTES IN THE PRINCIPAL AMOUNT OF $60.0 MILLION (THE "SENIOR NOTES") TO REFINANCE THE INDEBTEDNESS OUTSTANDING UNDER THE EXISTING BANK CREDIT FACILITY AND TO PROVIDE ADDITIONAL WORKING CAPITAL. IN CONNECTION WITH THE OFFERING OF THE SENIOR NOTES, THE COMPANY IS NEGOTIATING WITH ITS BANK TO REPLACE THE EXISTING BANK CREDIT FACILITY WITH A REVOLVING CREDIT FACILITY OF UP TO $25.0 MILLION. THE COMPANY BELIEVES THAT THE PROCEEDS FROM THE OFFERING OF THE SENIOR NOTES AND THE NEW REVOLVING CREDIT FACILITY WILL BE SUFFICIENT TO MEET THE COMPANY'S CAPITAL REQUIREMENTS THROUGH THE END OF 1997.]

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits:

      Exhibit
      Number                        Description of Exhibit
      ------                        ----------------------
        11         Computation of net income per common equivalent share

        (b) The Company filed no reports on Form 8-K during the quarterly period ended June 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTHCOR HOLDINGS, INC.

Date: August 14, 1997                  By: _________________________________
                                       Susan L. Belske, Senior Vice President
                                           and Chief Financial Officer