Form 10-Q
period 1997-09-30
HEALTHCOR HOLDINGS INC
filed 1997-11-10
CIK 1015604

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                  DRAFT 11/07/97

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from         to
                                                         -------    -------

                         Commission File Number: 0-20881

                            HEALTHCOR HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                            75-2294072
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


8150 North Central Expressway, Suite M-2000, Dallas, Texas        75206
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


     As of October 31, 1997 approximately 10,089,096 shares of Common Stock were issued and outstanding.


     Total number of sequentially numbered pages              17

     Exhibit Index on sequentially numbered page              13

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

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1996            1997
                                                              ------------    -------------
                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $         --    $         --
  Accounts receivable, net..................................    26,843,981      43,103,092
  Income tax refund receivable..............................       833,538       1,627,725
  Supplies inventory........................................  3,219,815...       4,013,616
  Prepaid expenses and other................................     2,040,698       1,225,963
  Deferred income taxes.....................................     1,837,173       2,644,329
                                                              ------------    ------------
          Total current assets..............................    34,775,205      52,614,725
Property and equipment, net.................................    22,287,540      29,042,468
Excess of cost of acquired businesses over fair values of
  net assets acquired, net..................................    40,838,391      54,270,979
Other assets................................................     2,401,862       2,025,148
                                                              ------------    ------------
          Total assets......................................  $100,302,998    $137,953,320
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $  6,755,011    $ 11,584,284
  Accrued payroll and related expenses......................     7,020,813       6,348,914
  Line of credit payable....................................     8,950,000      24,885,000
  Current portion of long-term debt.........................     3,582,096      23,480,229
  Current portion of capital lease obligations..............     2,369,300       5,761,059
  Income taxes payable......................................       324,309              --
                                                              ------------    ------------
          Total current liabilities.........................    29,001,529      72,059,486
Deferred income taxes and other.............................     7,216,476       6,355,130
Long-term debt..............................................     7,114,778       1,284,100
Capital lease obligations...................................     2,415,667       3,706,141
                                                              ------------    ------------
          Total liabilities.................................    45,748,450      83,404,857
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 40,000,000 shares
     authorized; 10,015,967 and 10,064,096 shares issued and
     outstanding in 1996 and 1997, respectively.............       100,159         100,641
  Additional paid-in capital................................    39,562,152      39,790,766
  Retained earnings.........................................    14,892,237      14,657,056
                                                              ------------    ------------
          Total stockholders' equity........................    54,554,548      54,548,463
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $100,302,998    $137,953,320
                                                              ============    ============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------   --------------------------
                                                1996          1997          1996           1997
                                             -----------   -----------   -----------   ------------
                                                    (UNAUDITED)                 (UNAUDITED)
Net revenues...............................  $27,253,682   $40,504,088   $77,476,115   $108,582,680
Direct expenses............................   11,879,545    17,451,773    35,095,128     48,981,775
                                             -----------   -----------   -----------   ------------
Gross profit...............................   15,374,137    23,052,315    42,380,987     59,600,905
Other costs and expenses:
  General and administrative...............   10,731,990    16,214,442    30,387,223     46,048,540
  Depreciation and amortization............      924,557     1,285,725     2,173,262      3,616,038
  Provision for doubtful accounts..........      837,125     1,960,557     2,286,502      6,738,472
                                             -----------   -----------   -----------   ------------
          Total costs and expenses.........   12,493,672    19,460,724    34,846,987     56,403,050
                                             -----------   -----------   -----------   ------------
Income from operations.....................    2,880,465     3,591,591     7,534,000      3,197,855
Interest expense, net......................      525,447     1,437,301     1,663,374      3,214,765
                                             -----------   -----------   -----------   ------------
Income (loss) before income taxes..........    2,355,018     2,154,290     5,870,626        (16,910)
Provision for income taxes.................      892,632       861,716     2,261,543        218,271
                                             -----------   -----------   -----------   ------------
Net income (loss)..........................  $ 1,462,386   $ 1,292,574   $ 3,609,083   $   (235,181)
                                             ===========   ===========   ===========   ============
Net income (loss) per common share.........  $       .17   $       .13   $       .49   $       (.02)
                                             ===========   ===========   ===========   ============
Weighted average common shares
  outstanding..............................    8,575,019    10,159,210     7,324,030     10,042,957
                                             ===========   ===========   ===========   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1996            1997
                                                              ------------    ------------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $  3,609,083    $   (235,181)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     3,615,382       6,029,171
     Proceeds on disposition on assets......................            --          31,427
     Changes in operating assets and liabilities, net of
       acquired businesses:
       Accounts receivable, net.............................    (8,341,820)    (16,153,174)
       Prepaid expenses and other assets....................      (726,219)        813,299
       Deferred income taxes................................     1,056,514        (721,598)
       Accounts payable and accrued expenses................       754,777       3,552,943
       Income taxes payable/receivable......................    (1,589,148)     (1,146,174)
       Deferred revenue.....................................     2,057,545        (946,904)
                                                              ------------    ------------
          Net cash provided by (used in) operating
            activities......................................       436,114      (8,776,191)
                                                              ------------    ------------
Cash flows from investing activities:
  Payments for business acquisitions, net of cash
     acquired...............................................   (17,381,259)    (13,433,786)
  Additions to property and equipment.......................    (5,369,007)     (4,744,404)
                                                              ------------    ------------
          Net cash provided by (used in) investing
            activities......................................   (22,750,266)    (18,178,190)
                                                              ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of debt............................    35,592,469      30,946,579
  Payments on debt and capital lease obligations............   (44,539,027)     (4,221,294)
  Issuance of common stock..................................    30,639,500         229,096
                                                              ------------    ------------
          Net cash provided by financing activities.........    21,692,942      26,954,381
                                                              ------------    ------------
Net decrease in cash and cash equivalents...................      (621,210)             --
Cash and cash equivalents, beginning of period..............     1,627,940              --
                                                              ------------    ------------
Cash and cash equivalents, end of period....................  $  1,006,730    $         --
                                                              ============    ============
Supplemental disclosure of cash flow information:
  Debt issued in acquisitions...............................  $  1,366,068    $  1,450,000
  Liabilities and debt assumed in acquisitions..............       244,674         876,756
  Issuance of capital lease obligations.....................     2,940,652       5,626,303
  Issuance of common stock to employee stock option plan....     1,467,500              --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:
--------------------------

     The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") for the nine months ended September 30, 1996 and 1997. All significant intercompany transactions have been eliminated. Direct expenses on the statements of operations include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in the statements of income have been reclassified from earlier presentations.

2. ACQUISITIONS:
----------------

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

     During 1996, the Company acquired 8 home health care businesses and one personnel placement company. The home health care businesses consisted of 27 offices in Texas, Oklahoma, Arkansas and Louisiana. The aggregate purchase price for all companies included cash of approximately $21.4 million and notes payable to sellers of approximately $3.3 million.

     The cash amounts have been funded under the Company's bank acquisition credit facility.

     The 1996 and 1997 acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired (including all identifiable intangible assets, if material) and liabilities assumed based upon their estimated fair values at the dates of acquisition in accordance with APB No. 16. The results of operations of the acquired practices are included in the consolidated financial statements from the respective dates of acquisition. None of the acquisition agreements contain any significant earn-out provisions.

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following unaudited pro forma information reflects the effect on the consolidated statements of income assuming that all significant acquisitions during 1996 and 1997 were consummated as of January 1, 1996 and 1997. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates. Therefore, pro forma information cannot be considered indicative of future operations.

                                                                     PRO FORMA
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                               1996             1997
                                                             ---------        ---------
                                                                   (IN THOUSANDS,
                                                             EXCEPT PER SHARE AMOUNTS)
Net revenues...............................................   $116,742         $116,311
Net income (loss)..........................................      4,467             (180)
Net income (loss) per common share.........................   $   0.61         $  (0.02)
Weighted average common shares outstanding.................      7,324           10,043

     During the nine months ended September 30, 1997, net revenues on a pro forma basis are slightly lower as compared to the nine-month period ended September 30, 1996, primarily as a result of a decline in cost-reimbursed nursing business revenues offset by increases in respiratory therapy, infusion therapy and commercial nursing revenues.

3. BANK CREDIT FACILITY:
-------------------------

     The Company is party to a bank credit agreement, dated as of October 31, 1996 (the "Existing Credit Facility") that provides for aggregate borrowings of $75.0 million, originally consisting of a $15.0 million revolving credit line and a $60.0 million term facility for acquisitions. The Existing Credit Facility has been amended to increase the revolving credit line to $30.0 million and to reduce the term facility to $45.0 million. The revolving credit line expires on October 31, 1999, and the term facility expires on October 31, 1998, and is repayable in quarterly installments of principal and interest through October 31, 2001. As of September 30, 1997, the Company had outstanding $24.9 million under the revolving credit facility and $22.3 million under the term facility. The Company is currently not in compliance with several of the financial covenants contained in the Existing Credit Facility. The lenders have waived the Company's existing defaults through December 1, 1997. The Company has classified all the indebtedness under the Existing Credit Facility, together with certain other indebtedness cross-defaulted with the Existing Credit Facility, as current liabilities at September 30, 1997.

     The Company has engaged Bear Stearns, Inc. and Chase Securities Inc. to offer senior notes (the "Senior Notes") to refinance approximately $50.7 million of indebtedness outstanding under the Existing Credit Facility. The Company has received a commitment of $15.0 million from Texas Commerce Bank, National Association lender under the Existing Credit Facility, for a new revolving credit facility and expects a commitment for an additional $5.0 million from another bank which is a lender under the Existing Credit Facility.

4. EARNINGS (LOSS) PER SHARE:
---------------------------------

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 entitled "Earnings Per Share" which requires publicly held companies with potentially dilutive securities to change their earnings per share computation for years ending after December 15, 1997, and show a basic earnings per share (based on the weighted average number of common shares outstanding) and a diluted earnings per share (based on the weighted average number of common shares outstanding plus the effect of all dilutive securities, such as stock options and warrants). The new statement is expected to result in a slightly favorable impact on earnings (loss) per share for certain prior periods. The Company will adopt SFAS No. 128 in the fourth quarter of 1997.

 2.

     The Company is one of the largest fully integrated providers of comprehensive home health care services based in the southwestern and central United States, providing home nursing, respiratory therapy/home medical equipment and infusion therapy. The Company has successfully implemented a regional growth strategy, expanding from 12 offices in three states at its inception in 1984 to 96 offices in nine states at September 30, 1997.

     The Company has diversified its business mix from 98.0% home nursing in 1990 to 54.6% home nursing for the nine months ended September 30, 1997. This shift reflects the addition and growth of higher margin respiratory therapy/home medical equipment and infusion therapy. The Company expects that it will continue to shift its business mix towards respiratory therapy/home medical equipment and infusion therapy. Home nursing, however, will continue to represent an important part of HealthCor's business mix because managed care organizations and other referral sources often will make arrangements for other home health services after first referring home nursing cases to a provider.

     Total net revenues increased to $40.5 million for the three months ended September 30, 1997 from $27.2 million for the three months ended September 30, 1996, primarily the result of additional revenue from acquisitions and from internal growth in respiratory therapy/medical equipment revenue and commercial nursing revenues. The Company's net revenue mix has also shifted from primarily nursing services to higher margin respiratory therapy/medical equipment and infusion therapy businesses, primarily as a result of acquisitions. Following is a breakdown of net revenue mix (dollars in thousands).

                                 THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                 ---------------------------------   -----------------------------------
                                      1996              1997               1996               1997
                                 ---------------   ---------------   ----------------   ----------------
Nursing........................  $14,669    53.8%  $21,719    53.6%  $ 46,029    59.4%  $ 59,276    54.6%
Respiratory therapy/medical
  equipment....................    7,613    28.0    12,189    30.1     20,566    26.5     30,175    27.8
Infusion therapy...............    4,972    18.2     4,876    12.0     10,881    14.1     14,510    13.4
Other..........................       --      --     1,720     4.3         --      --      4,622     4.2
                                 -------   -----   -------   -----   --------   -----   --------   -----
                                 $27,254   100.0%  $40,504   100.0%  $ 77,476   100.0%  $108,583   100.0%
                                 =======   =====   =======   =====   ========   =====   ========   =====

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the Company's unaudited consolidated statements of income as a percentage of net revenues:

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                ------------------        ------------------
                                                1996         1997         1996         1997
                                                -----        -----        -----        -----
Net revenues..................................   100.0%       100.0%       100.0%        100.0%
Direct expenses...............................    43.6         43.1         45.3          45.1
                                                -----        -----        -----        -----
Gross profit..................................    56.4         56.9         54.7          54.9
Other costs and expenses:
  General and administration..................    39.4         40.0         39.2          42.4
  Depreciation and amortization ..............     3.4          3.2          2.8           3.3
  Provision for doubtful accounts.............     3.0          4.8          2.9           6.2
                                                -----        -----        -----        -----
     Total operating expenses.................    45.8         48.0         44.9          51.9
                                                -----        -----        -----        -----
Income from operations........................    10.6          8.9          9.8           3.0
Interest, net.................................     2.0          3.6          2.1           2.9
                                                -----        -----        -----        -----
Income before income taxes....................     8.6          5.3          7.7            .1
Provision for income taxes....................     3.2          2.1          2.9            .2
                                                -----        -----        -----        -----
Net income (loss).............................     5.4%         3.2%         4.8%          (.1)%
                                                =====        =====        =====        =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net Revenues. Net revenues increased to $40.5 million for the three months ended September 30, 1997, from $27.3 million for the same period in 1996, an increase of $13.2 million, or 48.6%. This increase is primarily the result of additional revenues from acquisitions and from internal growth in respiratory therapy and commercial nursing revenues, partially offset by a decrease in Medicare nursing revenues from certain offices.

     Direct Expenses. Direct expenses increased to $17.5 million for the three months ended September 30, 1997, from $11.9 million for the same period in 1996, an increase of $5.6 million, or 46.9%. This increase is primarily the result of the direct expenses associated with the operations of companies acquired during 1996 and 1997. As a percentage of net revenues, direct expenses declined to 43.1% for the three months ended September 30, 1997, from 43.6% for the comparable period in 1996, primarily as a result of lower direct costs incurred by the Company for pharmaceutical and nursing supplies and improved pricing for respiratory sales and rental equipment. Direct expenses include all costs directly related to the production of net revenues, including salary and employee benefit costs, rental equipment depreciation, medical supplies, and product purchase costs.

     General and Administrative. General and administrative expenses increased to $16.2 million for the three months ended September 30, 1997 from $10.7 million for the same period in 1996, an increase of $5.5 million, or 51.1%. This increase is primarily the result of additional field office expenses associated with the operations of companies acquired during 1996 and 1997, and increased central office costs. As a percentage of net revenues, general and administrative expenses increased to 40.0% for the three months ended September 30, 1997 from 39.4% for the same period in 1996, primarily as a result of increased implementation costs of Medisyn(TM) (Note).

     Depreciation and Amortization. Depreciation and amortization expense increased to $1.3 million for three months ended September 30, 1997, from $0.9 million for the same period in 1996, an increase of $0.4 million, or 39.1%. This increase is primarily due to the amortization of goodwill incurred in connection with acquisitions and depreciation of capital expenditures relating to increased purchases of home medical equipment to service increased business and the implementation and development of Medisyn(TM).

---------------

Note: Medisyn(TM) refers to a proprietary centralized financial and clinical management information system comprised of several financial and clinical components which will be integrated through a central interface engine.

     Provision for doubtful accounts. The provision for doubtful accounts increased to $1.9 million for the three months ended September 30, 1997, from $0.8 million for the same period in 1996, an increase of $1.1 million, or 134.0%. This increase is the result of increased revenues and the Company's continuing evaluation of certain accounts receivable.

     Interest, net. Interest, net increased to $1.4 million for the three months ended September 30, 1997, from $0.5 million for the same period in 1996, an increase of $0.9 million, or 173.5%. This increase resulted from interest costs associated with additional indebtedness incurred in connection with acquisitions, increased working capital borrowings, and interest on equipment leases to service additional home medical equipment business and leases associated with the implementation and development of Medisyn(TM).

     Provision for income taxes. The provision for income taxes remained essentially unchanged at $0.9 for the three months ended September 30, 1996 and 1997, reflecting a 40 per cent effective income tax rate in 1997 as compared to a 38.5 per cent rate in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net Revenues. Net revenues increased to $108.6 million for the nine months ended September 30, 1997, from $77.5 million for the same period in 1996, an increase of $31.1 million, or 40.1%. This increase is primarily the result of additional revenues from acquisitions and from internal growth in respiratory therapy, infusion therapy and commercial nursing revenues, partially offset by a revenue adjustment of $2.8 million relating to Medicare nursing cost limitations and by a decrease in Medicare nursing revenues from certain offices.

     Direct Expenses. Direct expenses increased to $49.0 million for the nine months ended September 30, 1997, from $35.1 million for the same period in 1996, an increase of $13.9 million, or 39.6%. This increase is the result of the direct expenses associated with the operations of companies acquired during 1996 and 1997. As a percentage of net revenues, direct expenses declined to 45.1% for the nine months ended September 30, 1997, from 45.8% for the comparable period in 1996, primarily as a result of lower direct costs incurred by the Company for pharmaceutical and nursing supplies and improved pricing for respiratory sales and rental equipment. Direct expenses include all costs directly related to the production of net revenues, including salary and employee benefit costs, rental equipment depreciation, medical supplies, and product purchase costs.

     General and Administrative. General and administrative expenses increased to $46.0 million for the nine months ended September 30, 1997, from $30.4 million for the same period in 1996, an increase of $15.6 million, or 51.5%. This increase is primarily the result of additional field office expenses associated with the operations of companies acquired during 1996 and 1997, and increased central office costs. As a percentage of net revenues, general and administrative expenses increased to 42.4% for the nine months ended September 30, 1997, from 39.2% for the same period in 1996, primarily as a result of increased implementation costs of Medisyn(TM).

     Depreciation and Amortization. Depreciation and amortization expense increased to $3.6 million for nine months ended September 30, 1997, from $2.2 million for the same period in 1996, an increase of $1.4 million, or 66.4%. This increase is primarily due to the amortization of goodwill incurred in connection with acquisitions and depreciation of capital expenditures relating to increased purchases of home medical equipment to service increased business and the development and implementation of Medisyn(TM).

     Provision for Doubtful Accounts. The provision for doubtful accounts increased to $6.7 million for the nine months ended September 30, 1997, from $2.3 million for the same period in 1996, an increase of $4.4 million, or 195.0%. This increase is the result of increased revenues and the special provision for doubtful accounts of $2.7 million for the three months ended June 30, 1997. This additional provision for doubtful accounts resulted from the Company's continuing evaluation of certain accounts receivable from managed care organizations recorded prior to the implementation of the Company's Centralized Information Management System ("IMS"). The Company believes that the rollout of CIMS to remaining offices and the complete implementation of Medisyn(TM) will result in more efficient collection of receivables.

     Interest, Net. Interest, net increased to $3.2 million for the nine months ended September 30, 1997, from $1.7 million for the same period in 1996, an increase of $1.5 million, or 93.3%. This increase resulted from interest costs associated with additional indebtedness incurred in connection with acquisitions, increased working capital borrowings, and interest on equipment leases to service additional home medical equipment business and leases associated with the implementation and development of Medisyn(TM).

     Provision for Income Taxes. The provision for income taxes decreased to $0.2 million for the nine months ended September 30, 1997, from $2.2 million for the same period in 1996, a decrease of $2.0 million, or 90.9%. This decrease is a result of the decrease in income before taxes in the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for debt service, for additional working capital to fund growth of the Company's managed care business and for acquisitions.

     At September 30, 1997, the Company had a working capital deficit of $(19.5) million as compared to working capital of $5.8 million as of December 31, 1996. This decrease is primarily a result of the classification of a portion of the Company's long-term debt as current liabilities pursuant to the Company not being in compliance with certain provisions of the Existing Credit Facility.

     During the nine months ended September 30, 1997 and 1996, the Company had capital expenditures of $4.7 million and $5.4 million, respectively. Capital expenditures for the fourth quarter of fiscal 1997 are anticipated to be approximately $1.3 million, the majority of which will be used to continue the development and implementation of Medisyn(TM). The Company estimates that it will have aggregate capital expenditures in 1998 of approximately $5.0 million.

     Days of Sales Outstanding ("DSO") were 97.5 as of September 30, 1997, compared to 82.0 at December 31, 1996. The increase in DSO from December 31, 1996 to September 30, 1997 is attributable primarily to an overall increase in net revenue from respiratory therapy/home medical equipment and infusion therapy, which historically have higher DSO, delays by third parties in paying for respiratory therapy/ home medical equipment and infusion therapy, and a slowdown in reimbursement from governmental payors. The Company believes the implementation of CIMS will result in more efficient collection of receivables and reduce DSO.

     Net cash provided by operating activities decreased from $0.4 million for the nine months ended September 30, 1996, to $(8.8) million for the nine months ended September 30, 1997. This decrease is primarily attributable to an increase in accounts receivable offset by an increase in accounts payable and accrued expenses. Net cash used in investing activities decreased from $22.8 million for the nine months ended September 30, 1996 to $18.2 million for the comparable period in 1997 as the Company increased its focus on managed care business and as fewer acquisitions were made. Payments under capital leases increased to $1.5 million for the nine months ended September 30, 1997 compared to $0.2 million for the comparable period in 1996, primarily as a result of increased expenditures on medical equipment needed to service increased managed care business and increased expenditures relating to the implementation of Medisyn(TM).

     The Company is party to the Existing Credit Facility, dated as of October 31, 1996, that provides for aggregate borrowings of $75.0 million, originally consisting of a $15.0 million revolving credit line and a $60.0 million term facility for acquisitions. The Existing Credit Facility has been amended to increase the revolving credit line to $30.0 million and to reduce the term facility to $45.0 million. The revolving credit line expires on October 31, 1999, and the term facility expires on October 31, 1998, and is repayable in quarterly installments of principal and interest through October 31, 2001. As of September 30, 1997, the Company had outstanding $24.9 million under the revolving credit facility and $22.3 million under the term facility. The lenders under the Existing Credit Facility have waived until December 1, 1997, the Company's non-compliance with several of the financial covenants contained in the Existing Credit Facility. The Company has classified all the indebtedness under the Existing Credit Facility, together with certain other long-term indebtedness as current liabilities at September 30, 1997. The Company has engaged Bear Stearns, Inc. and

Chase Securities Inc. to offer senior notes (the "Senior Notes") to refinance approximately $50.7 million of indebtedness outstanding under the Existing Credit Facility. The Company has received a commitment of $15.0 million from Texas Commerce Bank National Association, a lender under the Existing Credit Facility, for the New Credit Facility and expects to receive a commitment for an additional $5.0 million from another lender which is a party to the Existing Credit Facility. The Company expects that it will enter into the New Credit Facility contemporaneously with the closing of the offering of Senior Notes. The Company believes that the proceeds from the offering of the Senior Notes and the New Credit Facility will be sufficient to meet the Company's capital needs for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

      Exhibit
       Number                           Description of Exhibit
       ------                           ----------------------

         11       Computation of net income per common equivalent share

         27       Financial Data Schedule

        (b) The Company filed no reports on Form 8-K during the quarterly period ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HEALTHCOR HOLDINGS, INC.



Date:  November 10, 1997                 By: /s/ JOEL H. WILLIAMS
                                            ----------------------------------
                                            Joel H. Williams, Vice President
                                             and Chief Financial Officer

                                 EXHIBIT INDEX

      Exhibit
       Number                           Description of Exhibit
       ------                           ----------------------

         11       Computation of net income per common equivalent share

         27       Financial Data Schedule