Form 10-K
period 1997-12-31
HEALTHCOR HOLDINGS INC
filed 1998-04-15
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934 FOR THE TRANSITION PERIOD FROM ______ TO ________.

                            HEALTHCOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                  8090              75-2294072
        (State or other         (Primary Standard     (I.R.S. Employer
          jurisdiction              Industrial       Identification No.)
        of incorporation or      Classification
          organization)           Code Number)

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

   THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR AVERAGE OF THE CLOSING BID AND ASKED PRICES, AS OF APRIL 7, 1998 WAS $10,343,340. ALL OUTSTANDING SHARES OF COMMON STOCK, EXCEPT FOR SHARES HELD BY EXECUTIVE OFFICERS AND MEMBERS OF THE BOARD OF DIRECTORS AND THEIR AFFILIATES, ARE DEEMED TO BE HELD BY NON-AFFILIATES.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

   PART III INCORPORATES BY REFERENCE PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS.

ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS REPORT, INCLUDING THE COMPANY'S ABILITY TO ACHIEVE SIGNIFICANT EXPECTED COST SAVINGS OR SYNERGIES FROM THE CLOSING OR CONSOLIDATION OF OFFICES AND OTHER RESTRUCTURING EFFORTS, AND THE PLANS, OBJECTIVES AND EXPECTATIONS OF MANAGEMENT, ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BECAUSE FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE ITS FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM  1.  BUSINESS
                             RECENT DEVELOPMENTS


   RECENT FINANCIAL PERFORMANCE. HealthCor's net revenues for the three months ended December 31, 1997, increased by 18.1% to $34.6 million compared to $29.3 million recorded in the same period of 1996. HealthCor reported a net loss for the quarter ended December 31, 1997 of $(15.4) million compared to net income for the fourth quarter of 1996 of $1.7 million. The Company also recorded a loss per share for the quarter of $(1.53) on 10.1 million average shares outstanding compared to earnings of $0.17 per share on 10.0 million average shares outstanding in the fourth quarter of 1996.

   HealthCor's net revenues during 1997 increased by 34.1% to $143.2 million compared to $106.8 million recorded in 1996. The net loss for 1997 was $(15.6) million compared to net income of $5.3 million in 1996. The net loss per share for 1997 was $(1.56) on 10.1 million average shares outstanding compared to basic earnings per share of $0.69 on 7.8 million shares outstanding in 1996.

   The net loss for the three months ended December 31, 1997, was adversely affected by the following factors: the Company recorded a pre-tax charge of $9.9 million related to its previously announced restructuring plan predominantly associated with its Medicare nursing business, consisting of a goodwill write-off of $8.3 million and a restructuring charge of $1.6 million. The Company also recorded a pre-tax charge of $0.3 million related to the write-off of previously capitalized fees in connection with the Company's early repayment of its bank credit facility, a pre-tax (non-cash) charge of $0.4 million related to the termination of the Company's Employee Stock Ownership Plan and an increase in the provision for doubtful accounts of $5.7 million. In addition, results for the three months ended December 31, 1997, were adversely affected by the Company's Medicare nursing operations exceeding cost limitations by a pre-tax amount of $5.6 million.

   PENDING LITIGATION. On March 20, 1998, the Company and several of its current and former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's Common Stock from March 31, 1997 through and including August 14, 1997. The Company intends to vigorously defend the lawsuit but is unable to assess the likelihood of success in this litigation, which is in the early stage of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

   REGULATORY CHANGES; CLOSING OF NURSING OFFICES. During 1997, the home health care industry experienced several significant regulatory and reimbursement changes. In February 1997, the Health Care Financing Administration ("HCFA") announced that it intended to implement mileage limitations restricting the distance between a nursing agency's principal office and its branches. Texas, where the Company has significant operations, announced that it intended to implement even more restrictive mileage limitation rules for branch offices. During 1998, as a result of a moratorium on new Medicare provider numbers announced by President Clinton, HCFA imposed a delay in permitting branch office transfers.

   Congress has also recently adopted a per-beneficiary limit on reimbursement for nursing services based upon historical cost, and on March 31, 1998, published regulations which set forth the national and regional medians on which such limits will be based, but has not issued the provider specific per-beneficiary limits. The Company believes that these per-beneficiary limits will have an adverse effect on the Company's Medicare nursing operations.

   Other regulatory changes have reduced the level of reimbursement available to the Company. On January 2, 1998, HCFA published final Medicare nursing per-visit cost limitation guidelines which reduce per-visit cost limitations for the Company by approximately 18%-20% for 1998. Also, regulations effective February 1, 1998, eliminate venipuncture as a covered service for Medicare nursing visits, which will materially reduce the Company's Medicare nursing revenues. In addition, reimbursement rates for Medicare home oxygen services, which represent approximately 6% of the Company's annualized revenues, will be reduced by 25.0% beginning January 1, 1998, with an additional 5.0% reduction to be effective January 1, 1999.

   During 1997 the Company was subject to Medicare cost limitations for home nursing that were lower than the Company's operating expenses for that period, resulting in the Company's Medicare nursing expenses exceeding reimbursable limits by $8.4 million. To achieve cost savings in order to attempt to operate within the Medicare nursing cost limitations, the Company has implemented a plan to close or consolidate 32 Medicare nursing offices during the first quarter of 1998. The Company believes that these actions and the regulatory and reimbursement changes described above will reduce 1998 Medicare nursing revenue from the 1997 level by at least $25 million or 40%. Notwithstanding the restructuring plan, the Company believes that its Medicare nursing operations will operate in excess of cost limitations during 1998. In view of the increased risks of the Medicare nursing program, the Company has entered into active negotiations regarding a recapitalization, sale or merger which would enhance growth and efficiencies in the current Medicare reimbursement environment.

   ACCOUNTS RECEIVABLE MANAGEMENT. The Company's results for 1997 were adversely affected by additional provisions for doubtful accounts of $8.4 million. The additional provisions for doubtful accounts resulted from the Company's continuing evaluation of certain accounts receivable and the general industry environment.

   SENIOR NOTES; BANK CREDIT FACILITY. On December 1, 1997, the Company issued $80 million aggregate principal amount of its 11% Senior Notes due 2004 (the "Notes"). On January 13, 1998, the Company filed a Registration Statement on Form S-4 with respect to the Notes and on February 10, 1998, commenced an Offer to Exchange the Notes for registered Exchange Notes. The Exchange Offer is expected to be complete by April 30, 1998. The Company is party to a Second Amended and Restated Credit Agreement, dated as of December 1, 1997 (the "New Credit Facility"), which provides for an aggregate of $20.0 million of borrowings. No borrowings under the New Credit Facility were outstanding on December 31, 1997. The Company is currently in default of several of the financial covenants under the New Credit Facility and is unable to incur indebtedness under the facility.

THE COMPANY

   The Company is one of the largest fully integrated providers of comprehensive home health care services based in the southwestern and central United States, providing home nursing, respiratory therapy/home medical equipment and infusion therapy. The Company has implemented a regional growth strategy, expanding from 12 offices in three states at its inception in 1984 to 96 offices in nine states at December 31, 1998, although recent changes to Medicare reimbursement polices and declining visit volume have prompted the Company to choose to close or consolidate 32 Medicare nursing offices during the first quarter of 1998.

   The Company has diversified its business mix from 98% home nursing in 1990 to 52% home nursing for the year ended December 31, 1997. This shift reflects the addition and growth of higher margin respiratory therapy/home medical equipment and infusion therapy. The Company expects that it will continue to shift its business mix towards respiratory therapy/home medical equipment and infusion therapy. Home nursing, however, will continue to represent an important part of HealthCor's business mix because managed care organizations and other referral sources often will make arrangements for other home health care services after first referring home nursing cases to a provider.

   The Company believes its ability to offer a full range of integrated home nursing, respiratory therapy/ home medical equipment and infusion therapy in almost all of its markets creates an important competitive advantage in obtaining patient referrals. Managed care organizations and other referral sources generally favor home health care providers that offer integrated health care services, because "one-stop shop" providers like the Company provide superior coordination of care and reduce the administrative and service quality complications of contracting with multiple providers. In the last year, the Company has entered into relationships with several managed care organizations with approximately 1.5 million total enrollees. As an integrated provider, the Company rarely engages subcontractors, which the Company believes permits it to exercise greater control over quality of service and to improve patient care.

   The Company believes it is a leader in developing and implementing financial and clinical management information systems for providing home health care. Upon the complete implementation of its proprietary medical information system network, Medisyn(TM), expected to occur in 1998, the Company believes that it will be able to achieve additional cost savings, increase productivity and capture outcomes data that will provide significant advantages in obtaining managed care business and adapting to regulatory and reimbursement changes.

INDUSTRY OVERVIEW

   Home health care is among the fastest growing segments of the health care industry with estimated annual expenditures of $36.1 billion in 1995, up from an estimated $12.9 billion in 1990, representing a compounded annual growth rate of approximately 23%. The underlying growth factors in the home health care industry include: (i) the cost-effective nature of home health care; (ii) an increasing number of patients due to growth in the elderly population; (iii) technological advances that expand the range of home health care procedures; and
(iv) patient preference for treatment in the home.

   The home health care industry is highly fragmented with more than 18,500 providers delivering home health care services in the United States, most of which use unsophisticated information technology systems. Many of these companies are local providers that offer a limited scope of services in a defined geographical area and lack the capital necessary to substantially expand their operations. Managed care organizations and cost containment initiatives by payors have driven the growth of home health care by emphasizing lower cost alternatives to hospitals and skilled nursing facilities. These organizations and payors seek coordinated, consistent quality home health care across broad geographic areas in order to serve their patients more effectively.

BUSINESS STRATEGY

   HealthCor's business objective is to enhance its position as one of the leading providers of comprehensive home health care services in the southwestern and central United States. Elements of the Company's strategy include:

   PROVIDE ONE-STOP SHOP HOME HEALTH CARE SERVICES. HealthCor provides payors, physicians and patients with fully integrated one-stop shop home health care services in almost all of its markets. The integration of comprehensive home health care services enhances the Company's appeal to managed care organizations and other referral sources that increasingly prefer single-source providers of home health care. The Company believes that full integration of services enables it to provide highly coordinated patient care and to increase revenues and profitability by providing multiple services to an individual patient referral.

   FOCUS ON MANAGED CARE RELATIONSHIPS. The Company has intensified its managed care marketing efforts in order to take advantage of the increased market penetration of managed care organizations in the home health care market and the federal government's increasing preference for Medicare beneficiaries to enroll in managed care plans. HealthCor is the sole or principal provider for a number of large managed care plans, and the Company believes that its broad product offering, quality of service, regional focus and advanced information systems contribute to the Company's competitive advantage.

   ENHANCE PROFITABILITY AND PRODUCTIVITY THROUGH INFORMATION TECHNOLOGY. The Company seeks to enhance its profitability and productivity through the development and use of innovative management information technology that collects and integrates demographic, financial and clinical information. The Company is developing and implementing a proprietary financial and clinical management information system, Medisyn(TM). The Company believes that Medisyn(TM) will improve profitability by efficiently servicing increased volumes of managed care referrals, increase productivity gains, reduce costs and provide outcomes data to payors in an environment increasingly influenced by managed care organizations and reimbursement changes.

MANAGED CARE RELATIONSHIPS

   The Company is the sole or principal provider for a number of managed care plans and intends to compete vigorously for additional significant managed care business in the future. These relationships are almost all fee for service and are consistent with the Company's strategy to price managed care contracts profitably in order to provide quality service. A description of certain 1997 contracts is as follows:

   o In May 1997, the Company became the exclusive provider of respiratory therapy/home medical equipment to a large, multi-state managed care organization's approximately 220,000 members in greater Denver, Colorado in need of such services and equipment.

   o In July 1997, the Company became the exclusive provider for a 60,000 member health plan in Texas.

   o In August 1997, the Company began receiving referrals as one of two preferred providers (and the only one which is fully integrated) for a managed care plan which has approximately 800,000 members in Texas, Arkansas and Oklahoma.

   o In August 1997, the Company began receiving referrals as a preferred provider for a PPO which manages the health care needs for approximately 350,000 members in the Company's service area.

   o In August 1997, the Company became a preferred provider for a 150,000 member PPO in Oklahoma.

Servicing new managed care business can require significant capital expenditures and can generate significant revenues. For example, in the case of the Colorado contract referred to above, the Company had almost no existing infrastructure in Colorado and made capital expenditures in excess of $4.0 million to achieve full implementation. Within two and one-half months of the contract becoming effective, the Company had successfully transitioned approximately 1,500 patients and continues to receive additional referrals.

SERVICES AND PRODUCTS

   HOME NURSING. The Company provides a wide range of nursing services to individuals with acute illness, long-term chronic health conditions, permanent disabilities, terminal illness or post-procedural needs. Patients are typically referred to the Company by primary care or specialty physicians and managed care case managers. After reviewing the patient's medical records and treatment plan (which are displayed on PtCT Units), a nurse, therapist or home health aide, where appropriate, provides care to the patient in the home. The plan of care may require a few visits over a short period of time or many visits over several years. The Company provides the following home nursing services:

     GENERAL NURSING care is the periodic assessment of the appropriateness of home health care, the performance of clinical procedures, and instruction of the patient and the family or other care giver regarding proper treatments. Such care is provided by registered nurses or licensed practical nurses. Patients receiving such care typically include stabilized postoperative patients, patients who are acutely ill but who do not require hospitalization, and patients who are chronically or terminally ill.

     SPECIALTY NURSING care is the provision of specialized nursing services such as geriatric, pediatric or neonatal nursing. Such care is provided by nurses with the appropriate experience or certification in such specialty. Specialty nursing care also involves the instruction of the patient and the family or other care giver in the self-administration of certain procedures, such as wound care and infection control, emergency procedures and the proper handling and usage of medication, medical supplies and equipment.

     THERAPY SERVICES consist of rehabilitation therapies such as physical, occupational and speech therapy to patients recovering from strokes, trauma or certain surgeries, services for high risk pregnancies, postpartum care, AIDS therapy, various medical social services, and case management services to insurance companies and self-insured employers.

     HOME HEALTH AIDE CARE is the provision of personal care services and assistance with activities of daily living such as personal hygiene and meal preparation. The Company's home health aides must pass certain competency tests and are supervised by a registered nurse.

     PRIMARY HOME HEALTH CARE is provided by the Company through state administered programs that pay for unskilled homemaker services to the elderly or the disabled, as ordered by a physician. A registered nurse makes the initial assessment and assigns a homemaker to provide housekeeping, shopping and limited personal care.

   RESPIRATORY THERAPY/HOME MEDICAL EQUIPMENT. The Company provides a wide variety of home respiratory, monitoring and medical equipment. Respiratory therapists provide care to the patient according to the physician-directed plan of care and educate the patient and the family or other care giver regarding treatment requirements, use of equipment and self-care. The Company rents, sells and services respiratory equipment for patient use in the home and supplies patients with aerosol medications for use in respiratory therapy treatments. The Company's principal respiratory services include:

     OXYGEN SYSTEMS THAT ASSIST PATIENTS WITH BREATHING. The Company provides three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary air in order to provide a continuous flow of oxygen and are generally the most cost effective supply of oxygen for patients who require a continuous flow of supplemental oxygen; (ii) liquid oxygen systems, which are containers used for patients who require a continuous high flow of supplemental oxygen; and (iii) high pressure oxygen cylinders, which provide an ambulatory patient with the ability to obtain supplemental oxygen outside of the home.

     NEBULIZERS that deliver aerosol medications that are inhaled directly by the patients. Nebulizers are used to treat patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically related respiratory problems, and patients with AIDS.

     HOME VENTILATORS that mechanically sustain a patient's respiratory function in cases of severe respiratory failure.

     CONTINUOUS POSITIVE AIRWAY PRESSURE therapy that forces air through respiratory passageways during sleep. This treatment is provided to adults with sleep apnea, a condition in which a patient's normal breathing patterns are disturbed during sleep. Monitoring services are usually provided with this therapy.

   The Company also leases and sells convalescent equipment, in connection with the provision of its other services to patients in the home. Such equipment includes hospital beds, wheelchairs, walkers, and patient lifts as well as medical and surgical supplies such as stethoscopes, orthopedic supplies, urinary catheters, syringes, and needles. The Company is able to increase revenues by providing home medical equipment and supplies to its patients who are also receiving nursing, respiratory therapy or infusion therapy.

   The Company also provides monitoring services to assist physicians with diagnoses. The Company's principal monitoring services currently comprise a small portion of the Company's business but have experienced significant growth in recent years. Monitoring services include:

     CARDIAC MONITORING for the detection of arrhythmias, a condition that is responsible for an estimated 500,000 deaths each year in the United States. The Company provides cardiac loop event recorders which are monitored electronically and are efficient and cost-effective arrhythmia detection devices.

     UTERINE MONITORING which detects, records and sends uterine activity information to a prenatal monitoring center. Such monitoring is designed to alert health care professionals of pre-term labor in high-risk pregnancies.

     APNEA MONITORS provided to certain high risk newborn infants warn parents of apnea episodes as a preventative measure against sudden infant death syndrome.

   HOME INFUSION THERAPY. The Company offers comprehensive home infusion therapies. Home infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally or epidurally (via spinal routes), or through feeding tubes into the digestive tract. Infusion therapy often begins during hospitalization of a patient and continues in the home. New patients are instructed in the administration of infusion therapy and related services by a registered nurse who provides the patient's first home treatment and continuing supervision of care. The Company's principal infusion therapies follow:

     ANTIBIOTIC THERAPY is the infusion of antibiotic medications into a patient's bloodstream to treat a variety of infections and diseases.

     ENTERAL NUTRITION is the infusion of essential nutrients through a feeding tube, and is necessary for patients who are unable to orally ingest adequate nutrients.

     TOTAL PARENTERAL NUTRITION is the infusion of a nutrient solution to restore and/or maintain electrolyte balance and nutritional function.

     PAIN MANAGEMENT is provided to patients experiencing acute pain as a result of traumatic injury, surgical procedures or other medical disorders. The Company provides a comprehensive approach to pain management that includes a thorough knowledge of available agents, routes of administration and appropriate dosage levels as directed.

     CHEMOTHERAPY is provided in the home or in other locations and allows patients with cancer an alternative to frequent and expensive hospital stays.

     PENTAMIDINE is an agent used specifically in the treatment of patients with AIDS who have experienced one or more episodes of pneumocystis carinii pneumonia.

FINANCIAL AND CLINICAL MANAGEMENT INFORMATION SYSTEMS

   The Company is implementing a proprietary financial and clinical management information system, Medisyn(TM), which is comprised of several financial and clinical components integrated through a central interface engine. Medisyn(TM) is designed to integrate all aspects of the Company's operations by providing centralized information management for each patient by linking clinical services to its financial systems. The Company believes that Medisyn(TM) will enable it to service increased volumes of managed care referrals, reduce costs and result in more efficient collection of receivables. The Company also believes Medisyn(TM) will provide competitive advantages by generating data that will enhance the Company's ability to price and manage the Company's services and products in a managed care environment and by measuring more accurately the quality and cost of care that is delivered in the home. The Company believes that it is the only home health care provider implementing this technology, and has filed a patent application with respect to Medisyn(TM) with the United States Patent Office.

   Medisyn(TM) consists of the following four principal components, which interface with the others through a central interface engine: (i) a proprietary, customer information management system ("CIMS"); (ii) hand-held clinical system point of care computers ("PtCT Units"); (iii) an integrated financial services system (the "Lawson System"); and (iv) a contract management and billing system (the "Innovative Managed Care System" or "IMACS"). Medisyn(TM) processes referrals through CIMS, which captures patient information, creates a patient profile and interfaces with the appropriate billing system(s) to create a billing record. CIMS also assures that the requested services are authorized by the payor. If the referral includes nursing services, the visit and clinical information will be recorded at the patient's home in a PtCT Unit and transmitted via modem to a central data base to be included in the patient profile. After services have been provided, the IMACS system applies the contract terms of the payor and generates a customized invoice, and through an interface provides this information to the Company's financial systems, including cash posting and the general ledger. A description of each principal component follows.

   CIMS. CIMS coordinates all services for patients by assigning each patient a single identification number and developing for each patient a readily accessible comprehensive patient profile comprised of demographic, clinical, case management and billing information. By integrating customer information management for all of the Company's services, the Company is able to more effectively service increased volumes of referrals from managed care payors. CIMS enables the Company to record demographic data, obtain payor verification, payor authorizations and diagnosis, all of which the Company believes will enable it to more efficiently service managed care and other payor relationships.

   CIMS was implemented in February 1997 and currently services approximately 75% of the Company's managed care business through a central call center covering the greater Dallas/Fort Worth, Houston, East Texas and Oklahoma markets, each of which is characterized by a high degree of managed care market penetration. Rollout to substantially all of the Company's remaining markets is expected to be completed in 1998.

   PtCT UNITS. The Company's nurses and home health aides are equipped with PtCT Units, which are hand-held clinical system point of care computers. The PtCT Units allow each of the Company's nurses to have an electronic patient chart in hand and to transmit directly to the Company's system via modem clinical, payroll and billing information. Once the clinical data has been recorded, the system enables the Company to develop clinical assessments of patients via computer generated documentation. Same-day reporting capabilities reduce paperwork and transcription errors, which has increased certain nurse productivity. The system also expedites the processing of payroll data, accelerates the transfer of information to attending physicians, and improves the consistency and completeness of the assessments generated.

   INTEGRATED FINANCIAL SERVICES SYSTEM. The Company has substantially implemented the Lawson System, which is an integrated suite of financial services software, including a general ledger, cost accounting, accounts payable, materials management/purchasing, payroll and human resource elements. The conversion of the Company's financial system to the Lawson System in early 1997 delayed the Company's recognition of certain estimated purchases of respiratory therapy/home medical equipment and infusion therapy equipment and supplies until the second quarter of 1997. The general ledger, accounts payable and payroll systems are fully operational and have improved the Company's ability to analyze each element of its business to improve productivity and operating efficiencies.

   IMACS. IMACS, the Company's contract management and billing system, will enable the Company to capture the essential elements of payor relationships (including relationships with managed care organizations, other private payors, Medicaid and Medicare), to assess pricing, eligibility, utilization and other information necessary to assure accurate billing and to enhance contract profitability. In addition, IMACS will allow the Company to more effectively manage payor contract terms and to provide payors with a consolidated bill for multiple services. Full implementation of IMACS is expected to be complete in late 1998.

MARKETING

   The Company's marketing efforts are based on a sales force of more than 25 persons, which is divided into two specialized groups: (i) national account managers and (ii) field-based provider relations specialists. The national account managers are responsible for developing additional managed care business and for managing existing relationships. The field-based provider relations specialists cover a specific geographic region and focus on referral sources which include physicians, hospital discharge planners, social workers, and community service organizations. In addition, at the local market level the Company's employees, including office management, support the sales forces by maintaining relationships with referral sources in order to provide them with knowledge of the services provided by the Company.

   The Company believes that its ability to provide a full range of services to clients in all of its markets is a significant advantage in developing relationships with managed care organizations. In addition, the Company works with managed care organizations to meet their specialized demands for services, pricing, billing and other matters.

QUALITY ASSURANCE

   The Company believes that the quality of services is critical to its ability to obtain referrals and increase revenues and profitability. To assure the delivery of high-quality patient care, and to assure the overall quality of service, the Company has a quality improvement program designed to integrate and assess the quality improvement activities and processes across all services. The cornerstone to this quality improvement program is the HealthCor Survey Tool, which is designed to routinely measure compliance with Medicare conditions of participation, federal and state regulations, Joint Commission on Accreditation of Health Organizations ("JCAHO") standards, and HealthCor's standards of care and practice. The survey process includes review of clinical and billing documentation, interviews of clinical personnel and observations of home visits performed by Company staff. Other quality assurance initiatives include measuring customer satisfaction, reporting adverse medical incidents, monitoring risk management, and ensuring a safe and appropriate working environment.

   The Company is accredited by JCAHO in a majority of its offices and believes that this accreditation is generally preferred by managed care and other third-party payors. The Company believes that it is JCAHO certified in all markets where such certification is important to third-party payors.

HUMAN RESOURCE MANAGEMENT

   The Company continuously recruits, screens, trains and offers benefits and other programs in an effort to attract and retain its personnel. The Company also recruits through Quest Personnel Resources, its personnel placement division, reducing certain recruiting fees and expenses. Recruiting is conducted primarily through advertising, personnel agencies, direct contact with community groups and the use of bonuses.

   The Company operates regional learning centers to provide orientation and training to new employees and continuing education for existing employees. The Company routinely develops and distributes quality improvement in-service materials, manuals, and forms to its nurses and has implemented an internal system of employee recognition and rewards. In addition, skilled nurses are initially assigned to a nurse preceptor until the Company believes that these new nurses have acquired a sufficient degree of home health care knowledge and experience. The Company also has implemented an infusion therapy verification program for skilled nurses. The Company is recognized as a provider of continuing education units by the Texas Nursing Association, which is accredited by the American Nursing Credentialing Center.

   The retention of qualified employees is a high priority for the Company. As of December 31, 1997, the Company employed over 2,000 individuals. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union or other collective bargaining organization.

INSURANCE

   The Company maintains professional liability insurance covering the negligent acts and omissions of its home health care personnel while rendering services. This policy provides coverage of $5.0 million in the aggregate or $5.0 million per occurrence for each policy year. The Company believes that the insurance which it maintains, in relation to the size of its business, is customary in the home health care industry; however, there can be no assurance that any such insurance will be adequate to cover the Company's liabilities. The Company maintains product liability insurance on all of the medical equipment, supplies and pharmaceuticals that it sells, leases or provides to its home health care patients. This insurance provides coverage of $2.0 million in the aggregate or $1.0 million per occurrence for each policy year. The Company also maintains umbrella coverage in excess of its general liability insurance which provides $4.0 million in the aggregate or $4.0 million per occurrence for each policy year.

COMPETITION

   The home health care industry is highly fragmented with more than 18,500 providers, with significant competition from multiple providers in most markets. The Company faces intense competition for managed care contracts, patients, employees and acquisitions. In recent years, independent home health care providers, including the Company, have encountered significant competition from hospital-based home health care organizations which have entered the home health care business. The Company has experienced a significant decline in referrals from physicians with financial and operating relationships with the parent hospitals of such organizations. In addition, many of the Company's current and potential competitors are larger and have significantly greater financial and marketing resources than those of the Company.

REGULATION

   The Company's business is subject to extensive and increasing regulation by federal, state and local government. Federal agencies which regulate aspects of the Company's business include the DHHS, HCFA, the Office of the Inspector General, the Food and Drug Administration, the Department of Labor, the Drug Enforcement Agency, and the Occupational Safety and Health Administration. In most states, home health care providers are regulated by the state department of health and board of pharmacy.

   The Company is subject to federal laws regulating the repackaging and dispensing of drugs and regulating interstate motor-carrier transportation and state laws regulating pharmacies, nursing services and certain types of home health agency activities. Under state laws, the Company's offices must be licensed prior to commencing business and must renew their licenses periodically. In addition, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Failure to comply with regulatory laws could expose the Company to criminal and civil penalties, and jeopardize the licensure of one or more of its home health care agencies, or their participation in the Medicare, Medicaid and other reimbursement programs.

   As a provider of services under the Medicare and Medicaid programs, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any such program. Federal health care programs are any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

   Congress adopted legislation in 1989, known as the "Stark" Law, that generally prohibits a physician ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exemption is available. Additional legislation became effective as of January 1, 1993 known as "Stark II," that extends the Stark Law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all "designated health services," including home health services, durable medical equipment and supplies, outpatient prescription drugs, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company are prohibited from making referrals to the Company, and the Company will be prohibited from seeking reimbursement for services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Laws.

   Various federal and state laws impose criminal and civil penalties for making false claims for Medicare,

Medicaid or other health care reimbursements. The Company believes that it bills for its services under such programs accurately. However, the rules governing coverage of, and reimbursements for, the Company's services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company's billing practices.

   In May 1995, the federal government instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. Texas, the Company's corporate base, was one of the original targeted states. The purpose of this initiative is to identify fraudulent and abusive practices such as billing for services not provided, providing unnecessary services and making prohibited referral payments to health care professionals. Operation Restore Trust has been responsible for significant fines, penalties and settlements. Operation Restore Trust was recently expanded to cover twelve additional states for the next two years. The program was also expanded to include reviews of psychiatric hospitals, certain independent laboratories and partial hospitalization benefits. Further, there are plans eventually to apply the program's investigation techniques in all fifty states and throughout the Medicare and Medicaid programs. One of the results of the program has been increased auditing and inspection of the records of health care providers and stricter interpretations of Medicare regulations governing reimbursement and other issues. Specifically, the government plans to double the number of comprehensive home health agency audits it performs each year (from 900 to 1800) and also to increase the number of claims reviewed by 25.0% (from 200,000 to 250,000). In general, the application of these anti-fraud and abuse laws is evolving.

   During 1997, the home health care industry experienced several significant regulatory and reimbursement changes. In February 1997, the Health Care Financing Administration ("HCFA") announced that it intended to implement mileage limitations restricting the distance between a nursing agency's principal office and its branches. Texas, where the Company has significant operations, announced that it intended to implement even more restrictive mileage limitation rules for branch offices. During 1998, as a result of a moratorium on new Medicare provider numbers announced by President Clinton, HCFA imposed a delay in permitting branch office transfers.

   Congress has also recently adopted a per-beneficiary limit on reimbursement for nursing services based upon historical cost, and on March 31, 1998, published regulations which set forth the national and regional medians on which such limits will be based, but has not published regulations determining the provider specific per-beneficiary limits. The Company believes that the per-beneficiary limits will have an adverse effect on the Company's Medicare nursing operations.

   Other regulatory changes have reduced the level of reimbursement available to the Company. On January 2, 1998, HCFA published final Medicare nursing per-visit cost limitation guidelines which reduce per-visit cost limitations for the Company by approximately 18%-20% for 1998. Also, regulations effective February 1, 1998, eliminate venipuncture as a covered service for Medicare nursing visits, which will materially reduce the Company's Medicare nursing revenues. In addition, reimbursement rates for Medicare home oxygen services, which represent approximately 6% of the Company's annualized revenues, will be reduced by 25.0% beginning January 1, 1998, with an additional 5.0% reduction to be effective January 1, 1999.

   Recent other amendments affecting Medicare also require: (i) the imposition of more stringent limits on reimbursable home health care costs; (ii) the establishment of a prospective payment system for home health care services to be implemented in late 1999; (iii) the separation of home health care services into two distinct benefits under Medicare Part A and Medicare Part B; (iv) requiring billing by location of service rather than by location of the home health care agency's headquarters; and (v) the establishment of guidelines for the frequency and duration of reimbursable home health visits. Such provisions may adversely affect reimbursement for Medicare home health services over the next several years. Partially in response to these changes and the reimbursement changes described in the preceding paragraph, the Company has implemented a plan to close or consolidate 32 of its Medicare nursing offices during the first quarter of 1998. Based upon the initiatives described above and possible further cost containment or other initiatives in the future, the Company expects the reimbursements received from the Medicare program to be at continued risk of substantial reductions in the future.

   Recent DHHS rule making proposals affecting the home health care industry include: (i) a rule which would revise Medicare's Conditions of Participation that home health agencies must meet in order to participate in the

Medicare program, and require that all home health care agencies conduct background investigation of their employees; (ii) a rule that would require home health care agencies to use standard measurements of the quality and outcomes of patient care; and (iii) regulations that require home health agencies to obtain surety bonds in order to continue to participate in the Medicare nursing program. DHHS is expected to publish final rules in these areas. The Company believes that it has the capacity to comply with changes in such rules.


   INVESTMENT CONSIDERATIONS

RECENT FINANCIAL LOSSES

The Company reported a net loss for the quarter ended December 31, 1997 of $(15.4) million compared to net income for the quarter ended December 31, 1996 of $1.7 million. The Company also recorded a loss per share for the quarter ended December 31, 1997 of $(1.53) compared to earnings of $0.17 per share for the quarter ended December 31, 1996. The Company recorded a loss for 1997 of $(15.6) million compared to net income of $5.3 million in 1996. Earnings per share decreased to a loss of $(1.56) in 1997 compared with earnings of $0.69 per share in 1996. The Company's net loss in the quarter ended December 31, 1997 was attributable to a pre-tax charge of $9.9 million relating to a restructuring plan primarily associated with the Company's Medicare business, a pre-tax charge of $0.3 million relating to charges in connection with the Company's early repayment of its bank credit facility, a pre-tax charge of $0.4 million related to the termination of the Company's ESOP, and an increase in the provision for doubtful accounts of $5.7 million. In addition, results for the quarter ended December 31, 1997 were adversely affected by the Company's Medicare nursing operations exceeding cost limitations by a pre-tax amount of $5.6 million

PENDING LITIGATION

   On March 20, 1998, the Company and several of its current and former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including August 14, 1997. The Company intends to vigorously defend the lawsuit but is currently unable to assess the likelihood of success in this litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

POSSIBLE DELISTING FROM THE NASDAQ NATIONAL MARKET

   The Company has received notice from The NASDAQ Stock Market that its common stock no longer meets the standard for continued listing on The Nasdaq National Market. The Company has appealed this notice, and a final decision on the matter is expected in April 1998. In the event the common stock is delisted from The NASDAQ National Market, the Company intends to seek listing on either The NASDAQ Small Cap Market or the American Stock Exchange. There is no assurance that the Company will be successful in any such application. Any delisting of the common stock or failure to secure listing on an alternative market will adversely affect the liquidity of the common stock.

SUBSTANTIAL LEVERAGE

   The Company has substantial indebtedness and increased debt service obligations compared to prior years. At December 31, 1997, the Company had approximately $ 90.4 million of consolidated indebtedness (including capital leases) as compared to the Company's stockholders' equity of $39.3 million. In addition, as of December 31, 1997, the Company had a debt-to-equity ratio of 2.3 to 1. The Company expects that it will be necessary for its operating results to improve significantly in order to permit it to meet the debt service obligations under the Notes and there can be no assurance that the Company will be able to make any interest payment thereunder. The ability of the Company to improve its operating results will depend upon a variety of factors, including economic, financial, competitive, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient earnings or cash flow from operations in the future to service the Notes and to meet its working capital, capital expenditure and other requirements. There can be no assurance that the implementation of the Company's restructuring plan will not generate significantly greater negative cash flow than in 1997. If the Company is unable to service the Notes using earnings or cash flow from operations, it will have to examine alternate means of repayment that could include restructuring or refinancing its indebtedness or seeking additional sources of debt or equity financing. There can be no assurance that the Company would be able to effect such a restructuring or refinancing or obtain such additional financing if permitted to do so. The Company's ability to make payments with respect to the Notes and to satisfy its other debt obligations will depend on its future operating performance, which will be affected by governmental regulations, prevailing economic conditions, financial factors, and other factors, certain of which are beyond the Company's control. See "Capitalization" and "Description of the New Credit Facility."

   The degree to which the Company is leveraged could have important consequences, including: (i) the Company's ability to obtain additional financing in the future for operating expenses, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations; (iii) certain of the Company's indebtedness, including the New Credit Facility, contain financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets and minimum net worth requirements; and (iv) the Company's leverage will substantially increase the Company's vulnerability to changes in the industry, including, among other things, government regulations and changing economic conditions. The Company is currently in default of several of the financial covenants under the New Credit Facility and is unable to incur indebtedness under the facility.

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS; ACCOUNTS RECEIVABLE

   In 1997, the percentages of the Company's net revenues from Medicare, Medicaid and other third-party payors were approximately 51.9%, 3.9% and 44.2%, respectively, and in 1996, the percentages of the Company's net revenues derived from Medicare, Medicaid and other third-party payors were approximately 68.5%, 4.4% and 27.1%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by, among other things, reducing reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. In addition, the home health care industry is characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third-party payors. Furthermore, reimbursement from government payors is subject to audit and retroactive adjustment. Any changes in reimbursement levels under Medicare, Medicaid or third-party payor programs and any changes in applicable government regulations could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. Changes in the mix of the Company's patients among Medicare, Medicaid and third-party payor categories could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. In addition, patients, including Medicare and Medicaid beneficiaries, increasingly are participating in managed care plans. Managed care organizations, in turn, are increasingly becoming involved in monitoring and determining the appropriate health care settings for their enrollees based primarily on cost and quality of care. The Company recorded additional provisions for doubtful accounts of $8.4 million for 1997, because the Company's continuing evaluation of accounts receivable resulted in the conclusion that additional provisions were appropriate and in view of the general industry environment. Managed care organizations in particular are increasingly challenging the billings of home health care providers and limiting reimbursements to home health care companies. This is an important trend in the home health care industry, and there can be no assurance that this trend will not continue or in the future will not have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will be able to maintain its current payor or revenue mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Regulation."

MEDICARE REIMBURSEMENT REFORMS; CLOSING OF NURSING OFFICES

   The Company is subject to changes in federal, state and local regulations which can have a significant effect on operating methods, costs and reimbursement amounts provided by governmental and other third-party payors. The federal government is continuing to review and assess alternative health care delivery systems and payment methodologies. The federal government has recently implemented, and is considering future additional, reductions in planned Medicare spending, a number of which directly affect the home health care industry. During 1997, the home health care industry experienced several significant regulatory and reimbursement changes. In February 1997, the Health Care Financing Administration ("HCFA") announced that it intended to implement mileage limitations restricting the distance between a nursing agency's principal office and its branches. Texas, where the Company has significant operations, announced that it intended to implement even more restrictive mileage limitation rules for branch offices. During 1998, as a result of a moratorium on new Medicare provider numbers announced by President Clinton, HCFA imposed a delay in permitting branch office transfers.

      Congress has also recently adopted a per-beneficiary limit on reimbursement for nursing services based upon historical cost, and on March 31, 1998, published regulations which set forth the national and regional medians on which such limits will be based, but has not published regulations determining the provider specific per-beneficiary limits. The Company expects that the per-beneficiary limits will have an adverse effect on the Company's Medicare nursing operations.

      Other regulatory changes have reduced the level of reimbursement available to the Company. On January 2, 1998, HCFA published final Medicare nursing per-visit cost limitation guidelines which reduce per-visit cost limitations for the Company by approximately 18%-20% for 1998. Also, regulations effective February 1, 1998, eliminate venipuncture as a covered service for Medicare nursing visits, which will materially reduce the Company's Medicare nursing revenues. In addition, reimbursement rates for Medicare home oxygen services, which represent approximately 6% of the Company's annualized revenues, will be reduced by 25.0% beginning January 1, 1998, with an additional 5.0% reduction to be effective January 1, 1999.


   In addition, the 1997 Federal Budget contains other provisions that would reduce Medicare reimbursements to acute care hospitals for some Medicare patients who are discharged from the hospital after a very short inpatient stay to a home health care agency's care. This provision could have the effect of reducing the utilization of home health services by giving hospitals the incentive to retain some Medicare patients longer. Other recent amendments reduce Medicare reimbursements for oxygen and oxygen equipment, freeze certain payment levels for durable medical equipment and parenteral/enteral nutrition, supplies and equipment, impose more stringent home health care limits, and require surety bonds for Medicare or Medicaid participating home health agencies and suppliers of durable medical equipment. In addition, costly new administrative requirements have been implemented, such as the reporting of cost by beneficiary location and the requirement for surety bonds for home health agencies and suppliers of durable medical equipment, the costs of which are not reimbursable. Further, the Department of Health and Human Services ("DHHS") is required to develop and implement a Medicare prospective payment system for home health services beginning October 1, 1999, to replace the current Medicare reimbursement methodology based on the lower of allowable reimbursable costs or actual charges, and a 15% cut in reimbursements is scheduled to take effect on October 1, 1999.

   During 1997 the Company was subject to Medicare cost limitations for home nursing that were lower than the Company's operating expenses for that period, resulting in the Company's Medicare nursing expenses exceeding reimbursable limits by $8.4 million. Due in part to these regulatory changes the Company implemented a plan to close or consolidate 32 of its Medicare nursing offices during the first quarter of 1998. The result of these actions will reduce 1998 Medicare nursing revenue from the 1997 level by at least $25 million or 40%. These developments will depress earnings for 1998, and resulted in a goodwill write-off and a restructuring charge in the aggregate amount of $9.9 million for 1997. The Company believes that it will need to achieve substantial additional cost savings to operate within Medicare nursing cost limitations and there can be no assurance that the Company will not experience additional revenue adjustments for 1998 and future periods. Based upon these and past initiatives to reduce Medicare costs and possible further cost containment or other initiatives in the future, the Company expects the reimbursements received from the Medicare program to be at continued risk of substantial reduction in the future. These changes in Medicare reimbursements for home health care will reduce reimbursements available to the Company in 1998 and could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is also subject to audit of the reimbursements it receives under the Medicare program. Any significant audit adjustment could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. See " -- Effect of Government Regulations," "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and "Business -- Regulation."

DEPENDENCE ON REFERRAL SOURCES

   The growth and profitability of the Company depend in part on its ability to establish and maintain close working relationships with referral sources, including managed care organizations, payors, hospitals, physicians and other health care professionals. The Company has experienced a significant decline in the number of Medicare nursing referrals from such sources. There can be no assurance that the Company will be able to successfully maintain significant existing referral sources and develop new referral sources, or that certain of its referral sources, such as managed care organizations and hospitals, will not become providers of home health care services. Historically, independent home health care companies have encountered significant competition from hospital-based home health care organizations whose parent hospitals have financial and operating relationships with referring physicians. There can be no assurance that these physicians will refer cases to independent home health care companies or, if these physicians do refer cases to independent home health care companies, that the Company will be able to obtain referrals from these sources. The loss of existing referral sources or the failure to develop important new referral sources (such as managed care organizations) could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

EFFECT OF GOVERNMENT REGULATIONS

   The Company's business is subject to extensive and increasing regulation by federal, state and local governments, including the DHHS, HCFA, the Office of the Inspector General, the Food and Drug Administration, the Department of Labor, the Drug Enforcement Agency and the Occupational Safety and Health Administration, as well as state departments of health and other local regulatory agencies. The government recently has devoted substantial attention to this industry and may continue to do so in the future, which could have a material adverse effect on the Company. Federal laws governing the Company's activities include regulations concerning the repackaging and dispensing of drugs, Medicare certification of home health agencies, Medicare coverage and reimbursement and various health care anti-fraud and abuse policies. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards. In addition, many of the Company's employees must maintain certain licenses in order to provide some of the services offered by the Company. In January 1998, one of the Company's home health agencies was threatened by DHHS with a finding that it was not in compliance with Medicare home health Conditions of Participation and that it would be terminated from the Medicare program. Because the Company decided to close this agency as part of its restructuring, the Company voluntarily withdrew this home health agency from Medicare participation rather than appealing the threatened adverse determination. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards or that the Company will meet, or continue to meet, existing or future standards relating to all or a portion of the Company's activities. Additionally, there can be no assurance that businesses acquired by the Company would be in compliance with all applicable laws, regulations and licenses when acquired. Changes in existing standards, the imposition of additional standards or the inability of the Company to meet such standards could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. See " -- Medicare Reimbursement Reforms; Revenue Adjustments; Closing of Nursing Offices" and "Business -- Regulation."

OPERATION RESTORE TRUST

   In May 1995, the federal government instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. Texas, where the Company has significant business volume, was one of the original targeted states. The purpose of this initiative is to identify fraudulent and abusive practices such as billing for services not provided, providing unnecessary services and making prohibited referral payments to health care professionals. Operation Restore Trust has been responsible for significant fines, penalties and settlements. Operation Restore Trust was recently expanded to cover twelve additional states for the next two years. The program was also expanded to include reviews of psychiatric hospitals, certain independent laboratories and partial hospitalization benefits. Further, there are plans eventually to apply the program's investigation techniques in all fifty states and throughout the Medicare and Medicaid programs. One of the results of the program has been increased auditing and inspection of the records of health care providers and stricter interpretations of Medicare regulations governing reimbursement and other issues. Specifically, the government plans to double the number of comprehensive home health agency audits it performs each year (from 900 to 1800) and also to increase the number of claims reviewed by 25.0% (from 200,000 to 250,000). The Company cannot predict the effect of Operation Restore Trust on the Company or its results of operations. See "Business -- Regulation."

MANAGEMENT INFORMATION SYSTEMS

   Servicing a high volume of referrals from managed care organizations and other payors requires the integration of complex and technical financial and clinical information. Medisyn(TM), the Company's management information system, is not yet fully implemented, and there can be no assurance that the Company will successfully implement the remaining components of Medisyn(TM), or that the Company will not experience unanticipated delays and expenses in such implementation and integration. Successful implementation of Medisyn(TM) is an important part of the Company's business strategy, and failure to successfully implement the remaining components of Medisyn(TM), or to achieve expected cost savings, improved productivity and more effective collection of receivables, could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company's management information systems existing prior to the implementation of Medisyn(TM) had slowed the Company's response to regulatory and reimbursement changes, including the Medicare nursing revenue adjustments and the additional provisions for doubtful accounts; and the conversion of such systems contributed to a delay in the recognition of certain direct expenses discussed elsewhere in this report. See "-- Dependence on Reimbursement by Third-Party Payors; Accounts Receivable;" "-- Medicare Reimbursement Reforms; Revenue Adjustments;" and "Business -- Financial and Clinical Management Information Systems." There can be no assurance that the implementation of Medisyn(TM) will enable the Company to successfully respond to such changes in the future. It is also impossible to predict the effect of future regulatory changes on the ability of the Company's management information systems to serve the Company's needs in an efficient and profitable manner. Any malfunction or increase in expenses in connection with the Company's management information systems could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. See "Business -- Financial and Clinical Management Information Systems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK OF ACQUISITIONS AND EXPANSION INTO NEW MARKETS

   The Company competes for acquisition opportunities with other providers, some of which have greater financial resources than the Company. There can be no assurance that the Company will be able to successfully acquire other companies, that these companies, once acquired, will be integrated successfully into the Company's operations or that any acquisition will not have a material adverse effect upon the Company's operating and financial results, especially in the fiscal quarters immediately following such transactions. Acquisitions involve numerous short-term and long-term risks, including loss of referral sources, diversion of management's attention, failure to retain key personnel, loss of net revenues of the acquired company, incompatible information systems, the possibility of the acquired company becoming subject to regulatory sanctions, potential undisclosed liabilities and the continuing value of acquired intangible assets. In addition, the Company may be required to comply with laws and regulations of states that differ from those in which the Company currently operates, and may face competitors with greater knowledge of such local markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Business Strategy."

DEPENDENCE ON KEY PERSONNEL

   The Company is highly dependent on the services of S. Wayne Bazzle, the Company's Chairman of the Board and Chief Executive Officer, and Cheryl C. Bazzle, the Company's President and Chief Operating Officer, as well as its other senior management and its staff of health care professionals. There can be no assurance that the Company will be able to retain such personnel. See "Management -- Executive Officers and Directors."

COMPETITION

   The home health care industry is highly fragmented, with significant competition from multiple providers in most markets. The Company faces intense competition for managed care contracts, patients, employees and acquisitions. In recent years, independent home health care providers, including the Company, have encountered significant competition from hospital-based home health care organizations which have entered the home health care business. The Company has experienced a decline in referrals from physicians with financial and operating relationships with the parent hospitals of such organizations. There can be no assurance that such decline will not continue or that the Company's strategy of targeting such referrals will be successful. In addition, many of the Company's current and potential competitors are larger and have significantly greater financial and marketing resources than those of the Company. There can be no assurance that such competition will not limit the Company's ability to maintain or to increase its market share and will not adversely affect the Company's business. See "--Dependence on Referral Sources" and "Business -- Competition."

LIABILITY AND ADEQUACY OF INSURANCE

   In recent years, physicians, hospitals and other participants in the health care industry have been subjected to an increasing number of lawsuits alleging malpractice, product liability or negligence, many of which involve large claims and significant defense costs. The Company may be subject to such suits. The Company currently maintains liability insurance intended to cover such claims. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost and may not be available in the future on acceptable terms, if at all. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's financial condition and results of operations. See "Business -- Insurance."

CONTROL BY EXECUTIVE OFFICERS AND DIRECTORS

   The Company's executive officers and directors and their affiliates beneficially own 51.8% of the outstanding shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). As a result, these stockholders, acting together, are able to control the Company and matters requiring approval by the stockholders of the Company, including the election of directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. See "Management" and "Security Ownership."

ITEM 2.  PROPERTIES

   The Company currently leases all of its office space. The executive offices, consisting of approximately 57,400 square feet, are subject to a lease expiring November 2006. The rent payable thereunder is $65,754 monthly.

   The following is a list of the Company's home health care offices.

     TEXAS             TEXAS (Cont'd)   MISSOURI         LOUISIANA

     Abilene           San Antonio      Columbia         Baton Rouge
     Aransas Pass      San Marcos       Independence     Bossier City
     Beaumont          Stephenville     Kirksville       Lafayette
     Bryan             Temple           Mexico           Metairie
     Center            Texarkana
     Dallas            Tyler            ARIZONA          KANSAS
     El Paso           Wichita Falls
     Falfurrias        Willis           Casa Grande      Kansas City
     Grand Prairie     Winnsboro        Chandler         Independence
     Houston                            Mesa
     Jasper            OKLAHOMA         Phoenix          NEW MEXICO
     Laredo
     Longview          Bartlesville     ARKANSAS         Hobbs
     Lubbock           Clinton                           Espanola
     Lufkin            Ft. Gibson       Fayetteville
     Mineral Wells     Oklahoma City    Fort Smith
     Mission           Ponca City       Jonesboro        COLORADO
     Muleshoe          Stillwater       Little Rock
     Rising Star       Tulsa            Texarkana        Denver

ITEM 3.  LEGAL  PROCEEDINGS

   On March 20, 1998, the Company and several of its current and former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including August 14, 1997. The Company intends to vigorously defend the lawsuit but is currently unable to assess the likelihood of success in this litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The common stock of the Company is traded on the NASDAQ National Market System ("NASDAQ") under the designation "HCOR." The following table sets forth representative bid quotations of the common stock for each quarter since the date of the Offering as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions:

                                                 BID QUOTATIONS($)
                                                 -----------------
      1996                                       HIGH         LOW
      ----                                       ----        -----
      Third Quarter (from August 8, 1996)        13.25       10.00
      Fourth Quarter                             12.25        7.38

      1997
      ----
      First Quarter                              11.50        7.13
      Second Quarter                             10.13        6.25
      Third Quarter                              10.50        4.19
      Fourth Quarter                              7.63        3.13

   The Company's common stock has been quoted on NASDAQ since August 8, 1996. On April 7, 1998, the closing bid quotation for the common stock was $2.13 per share, as reported by NASDAQ. The Company has been notified by NASDAQ that its common stock may not qualify for listing thereon and a hearing has been scheduled to determine the eligibility of the common stock for continued listing on NASDAQ.

   On January 31, 1998, there were 91 holders of record of the common stock. Most of the Company's stockholders have their holdings in the street name of a broker/dealer. The Company believes that the total number of stockholders ranges between 1,400 and 1,700 individuals and entities.

   The Company has not paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. The Company is prohibited under the New Credit Facility from declaring or paying any dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following tables set forth selected consolidated financial data which have been derived from the consolidated financial statements of the Company. The selected consolidated financial data at and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, have been derived from the audited consolidated financial statements of the Company, audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                        Years Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                    1997(1)          1996          1995          1994          1993
                                                                   ---------       --------      --------       -------      -------
                                                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues ................................................      $ 143,205       $106,785      $ 81,557       $57,151      $60,097
Direct expenses .............................................         67,380         48,314        41,392        30,337       33,302
                                                                   ---------       --------      --------       -------      -------
Gross profit ................................................         75,825         58,471        40,165        26,814       26,795
Other costs and expenses:
  General and administrative ................................         62,038         41,418        30,663        21,280       21,493
  Depreciation and amortization .............................          4,984          2,579         1,240           789          895
  Goodwill write-off and restructuring costs ................          9,850           --            --            --           --
  Provision for doubtful accounts ...........................         14,057          3,580         1,489         1,115        1,318
                                                                   ---------       --------      --------       -------      -------
         Total costs and expenses ...........................         90,929         47,577        33,392        23,184       23,706
                                                                   ---------       --------      --------       -------      -------
Income (loss) from operations ...............................        (15,104)        10,894         6,773         3,630        3,089
Interest, net ...............................................          5,318          2,144           987           244          427
                                                                   ---------       --------      --------       -------      -------
Income (loss) before income taxes ...........................        (20,422)         8,750         5,786         3,386        2,662
Provision (credit) for income taxes .........................         (4,784)         3,418         2,202         1,359        1,129
                                                                   ---------       --------      --------       -------      -------
Net income (loss) ...........................................      $ (15,638)      $  5,332      $  3,584       $ 2,027      $ 1,533
                                                                   =========       ========      ========       =======      =======
Net income (loss) per common share ..........................      $   (1.56)      $    .69      $    .57       $   .32      $   .25
Net income (loss) per common share-assuming dilution ........      $   (1.56)      $    .66      $    .55       $   .31      $   .24

Weighted average common shares outstanding ..................         10,054          7,770         6,297         6,297        6,204
Weighted average common shares outstanding and
     dilutive common stock options ..........................         10,054          8,040         6,546         6,490        6,403

                                                                                                December 31,
                                                                   -----------------------------------------------------------------
                                                                     1997            1996          1995          1994          1993
                                                                   ---------       --------      --------       -------      -------
                                                                                               (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents ...................................      $  21,820       $   --        $  1,628       $ 3,775      $   506
Working capital (deficit) ...................................         45,025          5,774        (1,737)        1,296        1,292
Property and equipment, net .................................         29,132         22,288        11,054         3,880        3,866
Total assets ................................................        153,213        100,303        52,573        24,504       22,251
Total debt, including capital leases ........................         90,353         24,432        19,584         4,374        1,678
Redeemable convertible preferred stock ......................           --             --           5,340         5,340        5,342
Stockholders' equity ........................................         39,262         54,555        12,062         7,074        5,046

(1) See Note 5 of the Notes to Consolidated Financial Statements for the effects of acquisitions completed during 1997 as if such acquisitions were effective at the beginning of 1997 and 1996.

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

OVERVIEW

   The Company is one of the largest fully integrated providers of comprehensive home health care services based in the southwestern and central United States, providing home nursing, respiratory therapy/home medical equipment and infusion therapy. The Company has implemented a regional growth strategy, expanding from 12 offices in three states at its inception in 1984 to 96 offices in nine states at December 31, 1997, although recent changes to Medicare reimbursement polices and declining visit volume have prompted the Company to close or consolidate 32 Medicare nursing offices during the first quarter of 1998. For the year ended December 31, 1997, the Company had net revenues of $143.2 million and a net loss of $(15.6) million. The net loss was affected by significant pre-tax charges during 1997, including goodwill write-off and restructuring costs of $9.9 million predominantly related to its Medicare nursing operations, a pre-tax charge of $0.3 million related to early repayment of the Company's bank credit facility, and a pre-tax charge of $0.4 million related to termination of the Company's Employee Stock Ownership Plan,. In addition, 1997 results were adversely affected by the Company's Medicare nursing operations exceeding Medicare nursing cost limitations by $8.4 million. During 1997 the Company also recorded an additional provisions for doubtful accounts of $8.4 million.

   The Company has diversified its business mix from 98% home nursing in 1990 to 52% home nursing for the year ended December 31, 1997. This shift reflects the addition and growth of higher margin respiratory therapy/home medical equipment and infusion therapy. The Company expects that it will continue to shift its business mix towards respiratory therapy/home medical equipment and infusion therapy, accelerated in part as a result of significant regulatory and reimbursement changes for Medicare nursing operations for 1998. Home nursing, however, will continue to represent an important part of HealthCor's business mix because managed care organizations and other referral sources often will make arrangements for other home health services after first referring home nursing cases to a provider.

   Following is a breakdown of net revenue mix:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1997        1996        1995
                                                 ------      ------      ------
Nursing ....................................       52.4%       56.9%       74.2%
Respiratory therapy/medical equipment ......       29.8        27.1        19.8

Infusion therapy ...........................       13.6        14.9         6.0

Other ......................................        4.2         1.1        --
                                                 ------      ------      ------
  Total ....................................      100.0%      100.0%      100.0%
                                                 ======      ======      ======

   As the Company has pursued its fully-integrated provider strategy, the Company's revenue mix has shifted from predominately home nursing to higher margin respiratory therapy/home medical equipment and infusion therapy. The Company is paid for its services and products primarily by Medicare, Medicaid and private payors, including managed care organizations, insurance companies and other third-party payors. The following table represents the Company's payor mix:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997      1996      1995
                                                    ------    ------    ------
   Medicare Part A (cost-based) .................     38.2%     50.1%     67.2%
   Medicare Part B (charge-based) ...............     13.7      18.4      13.8
   Medicaid .....................................      3.9       4.4       1.3
   Commercial payors and others .................     44.2      27.1      17.7
                                                    ------    ------    ------
     Total ......................................    100.0%    100.0%    100.0%
                                                    ======    ======    ======

   Medicare reimburses the Company for both Part A and Part B services Medicare Part A reimburses the Company on a "cost basis" based on the lower of the Company's allowable cost as defined by Medicare regulations, not to exceed annual cost limits, or the Company's actual charges. Allowable cost is the actual cost directly related to providing home nursing, plus an overhead allocation. A cost report evidencing the fiscal year allowable costs, visit data, charges and other financial information is filed annually and subject to audit. Medicare Part B is paid on a fixed fee-for-service basis similar to third-party payors, such as managed care organizations.


RESULTS OF OPERATIONS

   The following table sets forth certain items included in the Company's consolidated statements of operations as a percentage of net revenues:




                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1997        1996       1995
                                                  ------      ------     ------
Net revenues .................................     100.0%      100.0%     100.0%
Direct expenses ..............................      47.0        45.2       50.8
                                                  ------      ------     ------
Gross profit .................................      53.0        54.8       49.2
Other costs and expenses:
  General and administration .................      43.3        38.8       37.6
  Depreciation and amortization ..............       3.5         2.4        1.5
  Goodwill write-off and restructuring
    costs ....................................       6.9        --         --
  Provision for doubtful accounts ............       9.8         3.4        1.8
                                                  ------      ------     ------
    Total operating expenses .................      63.5        44.6       40.9
                                                  ------      ------     ------
Income (loss) from operations ................     (10.5)       10.2        8.3
Interest, net ................................       3.7         2.0        1.2
                                                  ------      ------     ------
Income (loss) before income taxes ............     (14.2)        8.2        7.1

Provision (credit) for income taxes ..........      (3.3)        3.2        2.7
                                                  ------      ------     ------
Net income (loss) ............................     (10.9)%       5.0%       4.4%
                                                  ======      ======     ======

YEARS ENDED DECEMBER 31, 1997 AND 1996

   NET REVENUES. Net revenues increased to $143.2 million in 1997 from $106.8 million in 1996, an increase of $36.4 million, or 34.1%. This increase is primarily the result of additional revenues from acquisitions and from internal growth in respiratory therapy, infusion therapy and managed care nursing revenues, partially offset by a decrease in Medicare nursing revenues from certain offices resulting from regulatory changes and declining visit volumes. The Company expects that Medicare nursing revenues for 1998 will be at least $25 million less than such revenues for 1997 because of the closing or consolidation of 32 Medicare nursing offices in the first quarter of 1998. Operating results for 1997 were adversely affected by the Company's Medicare nursing operations exceeding cost limitations by a pre-tax amount of $8.4 million.

   DIRECT EXPENSES. Direct expenses increased to $67.4 million for 1997 from $48.3 million in 1996, an increase of $19.1 million, or 39.5%. This increase is the result of the direct expenses associated with the operations of companies acquired during 1996 and 1997 and internal growth. As a percentage of net revenues, direct expenses increased to 47.0% for the year ended December 31, 1997, from 45.2% for the comparable period in 1996, primarily as a result of higher costs incurred by the Company for pharmaceutical and nursing supplies and higher costs incurred for respiratory sales and rental equipment. Direct expenses include all costs directly related to the production of net revenues, including salary and employee benefit costs, rental equipment depreciation, medical supplies, and product purchase costs.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $62.0 million for 1997 from $41.4 million in 1996, an increase of $20.6 million, or 49.8%. This increase was primarily the result of additional field office expenses associated with the operations of acquired companies and increased central office costs. General and administrative expenses increased as a percentage of net revenues to 43.3% in 1997 from 38.8% in 1996, primarily as a result of increased development costs of Medisyn(TM) and other central office expenses.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $5.0 million for 1997 from $2.6 million in 1996, an increase of $2.4 million, or 93.3%. This increase was primarily due to the amortization of goodwill associated with acquisitions and depreciation of capital expenditures relating to Medisyn(TM).

   GOODWILL WRITE OFF AND RESTRUCTURING CHARGE. In response to recent Medicare regulatory and reimbursement changes that impose significant reductions in per-beneficiary visit reimbursement and in the annual per-beneficiary total reimbursement amount, both of which are expected to have an unfavorable impact on the Company's financial condition and results of operations, the Company has implemented a restructuring plan predominantly related to its Medicare nursing operations to close or consolidate 32 offices and reduce headcount to attempt to mitigate the financial impact of these changes. As a result of these regulatory changes and restructuring plan, for the three months ended December 31, 1997, the Company reduced the carrying value of its recorded goodwill by approximately $8.3 million and recorded approximately $1.6 million in restructuring costs, consisting of direct severance costs of terminated employees of $.4 million and future lease termination costs and other costs related to office closings of approximately $1.2 million.

   PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased to $14.1 million in 1997 from $3.6 million for 1996, an increase of $10.5 million, or 292.6%. This increase is the result of increased revenues and additional provisions for doubtful accounts of $8.4 million for 1997. These additional provisions for doubtful accounts resulted from the Company's continuing evaluation of certain accounts receivable in view of the current industry environment.

   INTEREST, NET. Interest, net increased to $5.3 million for 1997 from $2.1 million in 1996, or 148.0%. This increase resulted from interest costs associated with indebtedness incurred in connection with acquisitions, increased working capital borrowings to finance additional managed care business and accounts receivable, interest on equipment leases to service additional home medical equipment business and leases associated with the implementation and development of Medisyn(TM), higher borrowing costs associated with the 11% Senior Notes issued on December 1, 1997, and the write-off of financing fees of $0.3 incurred in connection with the Company's early repayment of a bank credit agreement.

   PROVISION (CREDIT) FOR INCOME TAXES. The provision (credit) for income taxes decreased to a credit of $4.8 million for 1997 from an expense of $3.4 million in 1996, a decrease of $8.2 million. This decrease is a result of the 1997 loss and resulting carryback to prior years, partially offset by $0.5 million in state income taxes in 1997.

YEARS ENDED DECEMBER 31, 1996 AND 1995

   NET REVENUES. Net revenues increased to $106.8 million in 1996 from $81.6 million in 1995, an increase of $25.2 million, or 30.9%. This increase is primarily the result of additional revenues from acquisitions and from internal growth in respiratory therapy, infusion therapy and managed care nursing revenues, partially offset by a decrease in Medicare nursing revenues from certain offices.

   DIRECT EXPENSES. Direct expenses increased to $48.3 million for 1996 from $41.4 million in 1995, an increase of $6.9 million, or 16.7%. This increase is primarily the result of the direct expenses associated with the operations of companies acquired during 1996 and 1995. As a percentage of net revenues, direct expenses declined to 45.2% in 1996 from 50.8% in 1995 primarily as a result of a shift in the Company's business mix to a higher percentage of respiratory therapy/home medical equipment and infusion therapy, which have lower direct expenses than home nursing.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $41.4 million for 1996 from $30.7 million in 1995, an increase of $10.8 million, or 35.1%. This increase was primarily the result of additional field office expenses associated with the operations of acquired companies and increased central office costs. General and administrative expenses increased as a percentage of net revenues to 38.8% in 1996 from 37.6% in 1995, primarily as a result of increased development costs of Medisyn(TM).

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $2.6 million for 1996 from

$1.2 million in 1995, an increase of $1.4 million, or 108.0%. This increase was primarily due to the amortization of goodwill associated with acquisitions and depreciation of capital expenditures relating to Medisyn(TM).

   PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased to $3.6 million in 1996 from $1.5 million for 1995, an increase of $2.1 million, or 140.5%. This increase was primarily a result of revenue growth and a shift in the Company's business mix to respiratory therapy/home medical equipment and infusion therapy businesses, which historically carry a higher provision for doubtful accounts.

   INTEREST, NET. Interest, net increased to $2.1 million for 1996 from $1.0 million in 1995, or 117.2%. This increase resulted from interest costs associated with indebtedness incurred in connection with acquisitions, increased working capital borrowings to finance additional managed care business, interest on equipment leases to service additional home medical equipment business and leases associated with the implementation and development of Medisyn(TM), and higher borrowing costs.

   PROVISION FOR INCOME TAXES. The provision for income taxes increased to $3.4 million for 1996 from $2.2 million in 1995, an increase of $1.2 million, or 55.2%. This increase is a result of the growth of income before taxes and an increase in the Company's effective income tax rate to 39.0% in 1996 from 38.0% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary capital requirements will be for debt service, for additional working capital to fund growth of the Company's managed care business and accounts receivable. The Company recorded a net loss of $(15.6) million during 1997 and had negative cash flow from operations. The Company expects to report additional net losses and negative cash flow amounts in 1998. This has negatively impacted the availability of the Company's current bank financing sources and is expected to decrease the Company's overall liquidity position during 1998. Management believes that assuming the successful implementation of a new potential secured working capital finance relationship, additional equipment lease finance facility, controls to reduce losses from Medicare nursing operations, intensified collection efforts and accelerated realization of approximately $5-6 million of cash flow from tax positions, the Company will have sufficient liquidity to meet its capital requirements through December 31, 1998.

   At December 31, 1997, the Company had working capital of $45.0 million as compared to working capital of $5.8 million as of December 31, 1996. This increase is primarily a result of the issuance of the Company's 11% Senior Notes and the repayment of its bank credit facility.

   During the year ended December 31, 1997, the Company had capital expenditures of $6.4 million. Capital expenditures were used to continue the development and implementation of Medisyn(TM). The Company estimates that it will have aggregate capital expenditures in 1998 of approximately $5.0 million.

   Days of Sales Outstanding ("DSO") were 94 as of December 31, 1997, compared to 82 at December 31, 1996. The increase in DSO from December 31, 1996 to December 31, 1997, is attributable primarily to an overall increase in net revenue from respiratory therapy/home medical equipment and infusion therapy, which historically have higher DSO, delays by third parties in paying for respiratory therapy/home medical equipment and infusion therapy, and a slowdown in reimbursement from governmental payors.

   Net cash provided by (used in) operating activities decreased from $0.6 million for the year ended December 31, 1996, to $(13.1) million for the year ended December 31, 1997. This decrease is primarily attributable to the 1997 net loss and an increase in accounts receivable and a reduction in accounts payable and accrued expenses. Net cash used in operating activities may increase as a result of the Company's decision to restructure its Medicare nursing operations by closing or consolidating 32 Medicare nursing offices. During 1997 the Company recorded higher depreciation and amortization expense of $3.5 million and incurred a goodwill write-off of $8.3 million. An increase in income tax receivable and a decrease in deferred revenue accounted for the remainder of the decrease.

   Net cash used in investing activities decreased to $(21.5) million for the year ended December 31, 1997, from

$(28.9) million for the comparable period in 1996, as the Company completed fewer acquisitions. Payments under capital leases increased to $2.2 million for the year ended December 31, 1997, compared to $1.6 million for the comparable period in 1996, primarily as a result of increased expenditures on medical equipment used to service managed care business and increased expenditures relating to the implementation of Medisyn(TM).

   As of March 6, 1998, the Company had cash balances of approximately $11.0 million. The Company had no outstanding amounts under its revolving credit line. The Company is currently in default of several of the financial covenants under its New Credit Facility and is unable to incur indebtedness under the facility. As a result, the Company has classified certain capital lease obligations as current liabilities under the cross-default provisions of the New Credit Facility. The Company has letters of credit outstanding amounting to $0.8 million in connection with the Company's workers' compensation insurance program under the New Credit Facility. In addition, the indenture under the Company's Senior Notes prohibits the Company from incurring additional indebtedness (other than limited permitted indebtedness) or issuing preferred equity interests (as defined in the indenture) unless the consolidated fixed charge ratio is greater than 2.0 to 1. At December 31, 1997, the Company's consolidated fixed charge ratio is less than 2.0 to 1. The indenture, however, would permit the Company to incur indebtedness under any replacement of the New Credit Facility in an amount not to exceed $20.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Consolidated financial statements and supplementary data are included herein. See Item 14 of this report.

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

   (a)1.  INDEX TO FINANCIAL STATEMENTS

             The following Financial Statements are included herein:

                                                                           PAGE
                                                                           ----
          HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

             Report of Independent Public Accountants...................     28

             Consolidated Balance Sheets as of December 31, 1997 and 1996    29

             Consolidated Statements of Operations for the Years Ended
                December 31, 1997, 1996, and 1995.......................     30

             Consolidated Statements of Stockholders' Equity for the
                Years Ended December 31, 1997, 1996, and 1995...........     31

             Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1997, 1996, and 1995.......................     32

             Notes to Consolidated Financial Statements.................     33

      2.  INDEX TO FINANCIAL SCHEDULES

             The following Financial Statement Schedule is included herein:

             Schedule II--Valuation and Qualifying Accounts.............     46

      3.  INDEX TO EXHIBITS

               The Exhibits filed as part of this Report on Form 10-K are listed in the Index to Exhibits immediately following the consolidated financial statements.

   (b)    REPORTS ON FORM 8-K.

   There was no Report on Form 8-K filed during the three month period ended December 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
HealthCor Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of HealthCor Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCor Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
April 15, 1998

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                   -----------------------------
                                                                        1997           1996
                                                                   -------------    ------------
                              ASSETS
Current assets:
  Cash and cash equivalents ....................................   $  21,820,308    $       --
  Accounts receivable, net of allowance for doubtful accounts of $11,441,000 and $5,101,000 in 1997 and 1996,
    respectively ...............................................      38,635,806      26,843,981
  Federal income tax receivable ................................       5,828,888         833,538
  Supplies inventory ...........................................       4,258,834       3,219,815
  Prepaid expenses and other ...................................       1,358,026       2,040,698
  Deferred income taxes ........................................         973,233       1,837,173
                                                                   -------------    ------------
         Total current assets ..................................      72,875,095      34,775,205

Property and equipment, net of accumulated depreciation of
  $23,539,595 and $15,163,931 in 1997 and 1996, respectively ...      29,131,578      22,287,540
Excess of cost of acquired businesses over fair values of
  net assets acquired, net of accumulated amortization of
  $3,404,000 and $2,038,000 in 1997 and 1996, respectively .....      48,085,306      40,838,391
Other assets ...................................................       3,121,044       2,401,862
                                                                   -------------    ------------
         Total assets ..........................................   $ 153,213,023    $100,302,998
                                                                   =============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payroll and related expenses .........................   $   8,130,484    $  7,020,813
  Accounts payable and accrued expenses ........................      11,099,771       6,755,011
  Line of credit payable .......................................            --         8,950,000
  Current portion of long-term debt ............................       1,576,502       3,582,096
  Current portion of capital lease obligations .................       6,738,548       2,369,300
  State income taxes payable ...................................         305,000         324,309
                                                                   -------------    ------------
         Total current liabilities .............................      27,850,305      29,001,529

Deferred income taxes and other ................................       4,063,260       7,216,476
Long-term debt .................................................         644,236       7,114,778
11% Senior Notes ...............................................      80,000,000            --
Capital lease obligations ......................................       1,393,691       2,415,667
                                                                   -------------    ------------
         Total liabilities .....................................     113,951,492      45,748,450

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 40,000,000 shares
    authorized; 10,089,346 and 10,015,967 shares issued and
    outstanding in 1997 and 1996, respectively .................         100,893         100,159
  Additional paid-in capital ...................................      39,906,814      39,562,152
  Retained earnings (deficit) ..................................        (746,176)     14,892,237
                                                                   -------------    ------------
         Total stockholders' equity ............................      39,261,531      54,554,548
                                                                   -------------    ------------
         Total liabilities and stockholders' equity ............   $ 153,213,023    $100,302,998
                                                                   =============    ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                           1997             1996             1995
                                                       -------------    -------------    ------------
Net revenues .......................................   $ 143,204,750    $ 106,785,152    $ 81,557,284

Direct expenses ....................................      67,380,199       48,313,631      41,392,250
                                                       -------------    -------------    ------------
Gross profit .......................................      75,824,551       58,471,521      40,165,034

Other costs and expenses:

  General and administrative .......................      62,038,783       41,417,970      30,663,552
  Depreciation and amortization ....................       4,983,681        2,578,751       1,239,728
  Goodwill write-off and restructuring costs .......       9,850,000             --              --
  Provision for doubtful accounts ..................      14,057,018        3,580,394       1,488,885
                                                       -------------    -------------    ------------
        Total costs and expenses ...................      90,929,482       47,577,115      33,392,165
                                                       -------------    -------------    ------------
Income (loss) from operations ......................     (15,104,931)      10,894,406       6,772,869

Other income (expense):

  Interest income ..................................         141,625           44,454         162,283
  Interest expense .................................      (5,459,343)      (2,188,466)     (1,149,260)
                                                       -------------    -------------    ------------
        Total other income and expense .............      (5,317,718)      (2,144,012)       (986,977)
                                                       -------------    -------------    ------------
Income (loss) before income taxes ..................     (20,422,649)       8,750,394       5,785,892

Provision (credit) for income taxes ................      (4,784,236)       3,418,386       2,202,367
                                                       -------------    -------------    ------------
Net income (loss) ..................................   $ (15,638,413)   $   5,332,008    $  3,583,525
                                                       =============    =============    ============
Net income (loss) per common share .................   $       (1.56)   $         .69    $        .57
Net income (loss) per common share-assuming dilution   $       (1.56)   $         .66    $        .55

Weighted average common shares outstanding .........      10,053,734        7,770,175       6,296,816
Weighted average common shares outstanding and
       dilutive common stock options ...............      10,053,734        8,040,250       6,545,615

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        COMMON STOCK              ADDITIONAL
                                                 -------------------------         PAID-IN           RETAINED
                                                   SHARES          AMOUNT          CAPITAL           EARNINGS             TOTAL
                                                 ----------       --------       -----------       ------------        ------------
Balance, December 31, 1994 ...............        2,935,720       $ 29,357       $ 1,068,234       $  5,976,704        $  7,074,295

  Issuance of common stock to
    ESOP .................................          125,000          1,250         1,398,750               --             1,400,000

  Issuance of common stock ...............            2,083             21             4,145               --                 4,166

  Net income .............................             --             --                --            3,583,525           3,583,525
                                                 ----------       --------       -----------       ------------        ------------
Balance, December 31, 1995 ...............        3,062,803         30,628         2,471,129          9,560,229          12,061,986

  Exercise of common stock
    warrants .............................          150,000          1,500           298,500               --               300,000

  Conversion of Series A and B
    preferred stock to common
    stock ................................        3,339,297         33,393         5,306,421               --             5,339,814

  Issuance of common stock in
    initial public offering, net .........        3,300,000         33,000        29,835,101               --            29,868,101

  Issuance of common stock to
    ESOP .................................          130,000          1,300         1,466,200               --             1,467,500

  Exercise of stock options ..............           33,867            338            78,229               --                78,567

  Tax benefit from early
    dispositions of option stock .........             --             --             106,572               --               106,572

  Net income .............................             --             --                --            5,332,008           5,332,008
                                                 ----------       --------       -----------       ------------        ------------
Balance, December 31, 1996 ...............       10,015,967        100,159        39,562,152         14,892,237          54,554,548

  Exercise of stock options ..............           73,379            734           344,662               --               345,396

  Net loss ...............................             --             --                --          (15,638,413)        (15,638,413)
                                                 ----------       --------       -----------       ------------        ------------
Balance, December 31, 1997 ...............       10,089,346       $100,893       $39,906,814       $   (746,176)       $ 39,261,531
                                                 ==========       ========       ===========       ============        ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                   1997                1996                1995
                                                                               ------------        ------------        ------------
Cash flows from operating activities:
  Net income (loss) ....................................................       $(15,638,413)       $  5,332,008        $  3,583,525
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization .....................................          8,248,711           4,773,892           2,299,357
     Goodwill write-off ................................................          8,300,000                --                  --
     Loss on disposition of fixed assets ...............................             28,677              69,855              61,784
     Changes in operating assets and liabilities, net of acquired businesses:
       Accounts receivable, net ........................................        (13,166,754)        (13,099,993)         (4,790,507)
       Supplies inventory ..............................................           (726,362)           (755,657)            109,842
       Prepaid expenses and other assets ...............................          2,496,119          (1,295,126)           (688,745)
       Deferred income taxes ...........................................             (5,000)          1,124,060            (821,616)
       Accrued ESOP contribution .......................................               --               (60,079)            (23,376)
       Third-party payor settlement ....................................               --              (322,566)             42,116
       Accounts payable and accrued expenses ...........................          4,674,358           3,330,133           3,258,275
       Income taxes payable/receivable .................................         (5,042,341)         (1,821,149)            919,447
       Deferred revenue ................................................         (2,291,274)          3,281,537           2,092,767
                                                                               ------------        ------------        ------------
          Net cash provided by (used in) operating activities ..........        (13,122,279)            556,915           6,042,869
                                                                               ------------        ------------        ------------
Cash flows from investing activities:
  Payments for business acquisitions, net of cash
     acquired ..........................................................        (15,073,578)        (21,032,649)        (17,458,780)
  Additions to property and equipment ..................................         (6,436,244)         (7,866,845)         (7,179,800)
                                                                               ------------        ------------        ------------
          Net cash used in investing activities ........................        (21,509,822)        (28,899,494)        (24,638,580)
                                                                               ------------        ------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of debt, net ..................................         35,859,427          65,896,628          47,385,571
  Proceeds from issuance of 11 % Senior Notes, net .....................         77,100,000                --                  --
  Payments on debt and capital lease obligations .......................        (56,852,414)        (69,535,229)        (32,340,934)
  Issuance of common stock, net ........................................            345,396          30,353,240           1,404,166
                                                                               ------------        ------------        ------------
          Net cash provided by financing
                      activities .......................................         56,452,409          26,714,639          16,448,803
                                                                               ------------        ------------        ------------
Net increase (decrease) in cash and cash equivalents ...................         21,820,308          (1,627,940)         (2,146,908)

Cash and cash equivalents, beginning of period .........................               --             1,627,940           3,774,848
                                                                               ------------        ------------        ------------
Cash and cash equivalents, end of period ...............................       $ 21,820,308        $       --          $  1,627,940
                                                                               ============        ============        ============
Supplemental disclosure of cash flow information:
  Debt issued in acquisitions ..........................................       $  1,450,000        $  3,266,068        $  1,567,321
  Liabilities and debt assumed in acquisitions .........................            772,209             635,753             566,340
  Issuance of capital lease obligations ................................          5,248,725           3,530,474           2,530,000
  Issuance of common stock to employee stock option plan ...............               --             1,467,500           1,400,000
  Interest paid ........................................................          4,985,000           2,025,000             828,000
  Income taxes paid ....................................................          2,006,000           4,055,000           1,826,000

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995

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

2.     BASIS OF REPORTING

   The consolidated financial statements of the Company have been prepared under generally accepted accounting principles assuming that the Company will continue as a going concern. The Company recorded a net loss of approximately $15,600,000 during 1997 and had negative cash flow from operations. The Company expects to report additional net losses and negative cash flow amounts in 1998. This has negatively impacted the availability of the Company's current bank financing sources (see Note 6) and is expected to decrease the Company's overall liquidity position during 1998.

   Management plans to take the following actions with respect to these matters:
(i) obtain a secured working capital finance relationship, (ii) obtain an additional equipment lease finance facility, (iii) impose controls to reduce losses from Medicare nursing operations, (iv) intensify collection efforts, and
(v) accelerate realization of approximately $5,800,000 of cash flow from tax positions. Based on these actions, management believes that the Company will have sufficient liquidity to meet its capital requirements through December 31, 1998 and therefore continue as a going concern.

   The Company has engaged the services of an investment bank to assist it in evaluating various approaches to strengthen and grow the Company. Management is actively engaged in various negotiations designed to result in either a recapitalization, merger or sale of the Company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

   The consolidated financial statements of the Company include the accounts of HealthCor Holdings, Inc. and its wholly owned subsidiaries, HealthCor, Inc. (HealthCor), HealthCor Oxygen & Medical Equipment, Inc. (HOME), HealthCor Pharmacy, Inc., Physicians Home Health Network, Inc., HealthCor Rehabilitation Services, Inc., HealthCor Personnel Services, Inc., HealthCor Foundation, and CareNetwork, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

SUPPLIES INVENTORY

   Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of medical and pharmaceutical supplies sold directly to patients for use in their homes.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost or fair market value at the acquisition date. See Note 5. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease commitments or the fair value of the leased property at the inception of the lease. See Note
10. Property and equipment is depreciated using the straight-line method over the following useful lives:

                                                                    YEARS
                                                                   ---------
       Furniture and equipment...................................    5-10
       Transportation equipment..................................     5
       Leasehold improvements (life of the lease)................    3-10
       Medical equipment.........................................     5
       Computer equipment........................................    3-5
       Software development costs................................     10

EXCESS OF COSTS OF ACQUIRED BUSINESSES OVER THE FAIR VALUES OF ASSETS ACQUIRED

   The value of excess costs of acquired businesses over the fair values of assets acquired (goodwill) is recorded at the dates of acquisition. Goodwill is being amortized on a straight-line basis over a 40-year period in accordance with the provisions of APB No. 17.

   The Company reviews the carrying value of goodwill at least annually on a market-by-market basis to determine if facts and circumstances exist which would suggest that goodwill may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the Company's market position, reputation, profitability and geographic penetration. If indicators are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific market and determine if goodwill is recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the goodwill to its fair value. Similar reviews are made of other long-lived assets. No such adjustments were required at December 31, 1996 or 1995. See Note 14 for a discussion of goodwill impairment charge recorded during 1997.

OTHER ASSETS

   Other assets include financing costs relating to the costs of issuing the 11% Senior Notes. The deferred financing costs are being amortized on a straight-line basis over the life of the notes.

INCOME TAXES

   Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

NET INCOME (LOSS) PER COMMON SHARE

   In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires publicly held companies with potentially dilutive securities to change their earnings per share computation for years ending after December 15, 1997, and show a basic earnings per share (based on the weighted average number of common shares outstanding) and a diluted earnings per share (based on the weighted average number of common shares outstanding plus the effect of all dilutive securities, such as stock options and warrants). The new statement resulted in a slightly favorable impact on net income per share for certain prior periods. The Company adopted SFAS No. 128 in the fourth quarter of 1997. See Note 17.

   The Company has treated the redeemable convertible preferred stocks as common shares outstanding for all periods presented since these shares were converted to common shares in the initial public offering.

STOCK-BASED COMPENSATION

   The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 allows companies adopting the pronouncement to either change the actual accounting methods for stock-based compensation in the financial statements or to disclose certain pro forma results of operations as if the pronouncement had been adopted in the financial statements. The Company accounts for its stock options granted under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25") and has disclosed the pro forma information required by SFAS No. 123 in Note 15.

NET REVENUES AND ESTIMATED SETTLEMENTS WITH THIRD-PARTY PAYORS

   Revenues are recognized on the date services and related products are provided to patients and are recorded at estimated net realizable amounts from patients, third-party payors, and others for services rendered. For the years ended December 31, 1997, 1996, and 1995, approximately 38%, 50% and 67% of net patient service revenues were derived under federal third-party reimbursement programs which are based on cost reimbursement and case payment principles. These revenues are subject to audit and retroactive adjustment by the respective third-party fiscal intermediary. In the opinion of management, retroactive adjustments, if any, will not be material to the financial position or results of operations of the Company. Settlements based on third-party reimbursement program audits are recorded in the year they become known. The Company establishes allowances for reimbursements in anticipation of such settlements.

   Certain capital expenditures relating to the implementation of a new management information system have been appropriately expensed for third-party reimbursement purposes resulting in deferred revenue of approximately $3,824,000 and $5,903,000 at December 31, 1997 and 1996, respectively.

DIRECT EXPENSES

   Direct expenses include salaries, wages and related benefits, medical supplies, equipment and related depreciation, and other direct costs of delivering home medical services.

RECLASSIFICATIONS

   Certain amounts for prior periods have been reclassified to conform to the current year presentation.

4. CURRENT LIABILITIES:

   Accrued payroll and related expenses consist of the following:

                                                        1997             1996
                                                     ----------       ----------
Salaries .....................................       $4,332,983       $3,434,656
Workers' compensation ........................          912,999          724,478
Life, medical and related insurance ..........          992,494          482,916
Other ........................................        1,892,008        2,378,763
                                                     ----------       ----------
                                                     $8,130,484       $7,020,813
                                                     ==========       ==========

   Accounts payable and accrued expenses consist of the following:

                                                       1997              1996
                                                   -----------        ----------
Accounts payable ..........................        $ 4,913,745        $4,198,779
Accrued expenses ..........................          4,625,448         2,556,232

Accrued restructuring charges .............          1,560,578              --
                                                   -----------        ----------
                                                   $11,099,771        $6,755,011
                                                   ===========        ==========

5. ACQUISITIONS:

1997  ACQUISITIONS

   Effective January 1, 1997, the Company acquired Sterling Health Services, Inc., a provider of home nursing services in Kansas City, Missouri.

   Effective April 1, 1997, the Company acquired, for $900,000 in cash and $100,000 in debt, the net assets of VNS Health Services, Inc., which provides Medicare, Medicaid and private duty nursing services in Santa Fe and Espanola, New Mexico.

   Effective April 19, 1997, the Company acquired, for $8,500,000 in cash and $1,000,000 in debt, all of the outstanding capital stock of CareNetwork, Inc., which provides nursing services in Little Rock, Ft. Smith, Lowell and Hot Springs, Arkansas.

   Effective June 1, 1997, the Company acquired, for $3,100,000 in cash and $250,000 in debt, the net assets of American Medical Home Care, Inc., which sells and leases home medical equipment, respiratory therapy services and rehabilitation equipment in Tucson, Arizona.

   Effective December 31, 1997, the Company acquired, for $1,124,000 in cash, the net assets of certain Texas operations of Lutheran Health System, which provides comprehensive home health services throughout north central and east Texas.

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

   The following is a summary of the net assets acquired and liabilities assumed in connection with the foregoing acquisitions in 1997 and 1996:

                                                        1997            1996
                                                    ------------     -----------
ASSETS ACQUIRED:
  Current assets ...............................    $  2,620,749     $ 4,528,624
  Other assets .................................       2,257,573       3,770,208
                                                    ------------     -----------
      Total assets .............................       4,878,322       8,298,832

LIABILITIES ASSUMED:
  Current liabilities ..........................         969,295       1,326,723
  Other liabilities ............................       4,282,209         706,978
                                                    ------------     -----------
    Total liabilities ..........................       5,251,504       2,033,701
                                                    ------------     -----------
NET ASSETS ACQUIRED ............................        (373,182)      6,265,131

PURCHASE PRICE, INCLUDING ACQUISITION COSTS ....      16,523,578      24,678,741
                                                    ------------     -----------
EXCESS COST OF BUSINESSES ACQUIRED .............    $ 16,896,760     $18,413,610
                                                    ============     ===========

PRO FORMA INFORMATION

   The following unaudited pro forma information reflects the effects on the consolidated statements of income assuming that significant acquisitions were consummated as of January 1, 1997 and 1996. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates. Therefore, pro forma information cannot be considered indicative of future operations. The unaudited pro forma information for the years ended December 31, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                         1997             1996
                                                      ---------         --------
                                                             (UNAUDITED)
Net revenues .................................        $ 161,521         $168,657
Net income (loss) ............................          (16,176)           5,979
Net income (loss) per common share ...........            (1.61)             .77

6. BANK CREDIT FACILITY:

   At December 31, 1996, the Company was party to a bank credit facility, dated as of October 31, 1996, that provided for aggregate borrowings of $75.0 million, originally consisting of a $15.0 million revolving credit line and a $60.0 million term facility for acquisitions. The bank credit facility was amended to increase the revolving credit line to $30.0 million and to reduce the term facility to $45.0 million. The revolving credit line was scheduled to expire on October 31, 1999, and the term facility was scheduled to expire on October 31, 1998, and was repayable in quarterly installments of principal and interest through October 31, 2001. The revolving credit line provided for the quarterly payment to the bank of a .25 % commitment fee (escalating to .375 % if the funded debt to adjusted earnings ratio exceeds 1.75 to 1) on the unused portion of the line. Interest on the loans outstanding under the bank credit facility was payable quarterly at (a) the greater of the bank's prime rate or the federal funds effective rate plus 1/2%, both rates adjustable in certain circumstances, or (b) at the LIBOR rate plus a specified adjustable margin ranging from 1.25 % to 2.75 %. As of November 30, 1997, the Company had outstanding $29.4 million under the revolving credit facility and $21.4 million under the term facility. At September 30, 1997, the Company was not in compliance with several of the financial covenants contained in the bank credit facility. The lenders waived the Company's existing defaults through December 1, 1997, the date at which the outstanding loans under the then existing bank credit facility were repaid with proceeds from the 11 % Senior Notes. See Note 7.

   Simultaneously with the closing of the 11 % Senior Notes, the Company entered into a new bank credit facility, consisting of a three-year revolving credit facility providing up to $ 20 million of availability. The new bank credit facility is available in multiple drawings from time to time subject to certain conditions and limitations, and amounts borrowed and repaid may be reborrowed until the third anniversary of the closing date. Advances under the new bank credit facility may be used to finance the working capital and general corporate requirements of the Company. Amounts outstanding under the new bank credit facility will bear interest at a rate based on LIBOR plus a specified margin ranging from 1.25 % to 2.75 % or, at the option of the Company, at a rate based on the prime rate plus a specified margin ranging from 0 % to 0.75 %. The Company pays a commitment fee on the unused portion of the new bank credit facility equal to 0.25 % to 0.375 % per annum of the daily average unused commitment amount. The revolving credit line contains certain financial covenants with respect to maintenance of a maximum ratio of funded debt to adjusted earnings, a minimum fixed charge coverage ratio, consolidated stockholders' equity of not less than $44,000,000 (as adjusted), and a funded debt to total capitalization ratio of no greater than 70 % until June 29, 1998, and 65 % thereafter. The Company is currently in default of several of the financial covenants under the new bank credit facility and is unable to incur indebtedness under the facility.

   There are no outstanding loans under the new bank credit facility at December 31, 1997. However, the Company has committed $742,000 of the line to a letter of credit issued in connection with the Company's workers' compensation insurance coverage. In 1998, the letter of credit will be increased to $797,000. The Company has classified certain other indebtedness cross-defaulted with the new bank credit facility as a current liability at December 31, 1997. See Note 10.

 7.  11% SENIOR NOTES:

   During 1997 the Company engaged Bear Stearns, Inc. and Chase Securities Inc. to offer senior notes to refinance indebtedness outstanding under the bank credit facility. On December 1, 1997, the offering was completed, and the Company sold $80 million principal amount of 11 % Senior Notes due December 1, 2004 (the "Senior Notes), to qualified institutional buyers in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 144. The Company filed a Form S-4 registration statement with the Securities and Exchange Commission to register the Senior Notes so the original restricted notes may be exchanged, at the option of the holder, for identical notes without resale or transfer restrictions. The Company has agreed to pay the costs of registering the notes. At March 31, 1998, the registration statement had not been declared effective.

   The Senior Notes are general unsecured obligations of the Company ranking senior in right of payment of all subordinated indebtedness and equal in right of payment of all other obligations. The Senior Notes bear interest at the rate of 11 % per annum, payable in arrears on June 1 and December 1 of each year, commencing June 1, 1998. The Senior Notes are fully and unconditionally guaranteed on a senior, unsecured and joint and several basis by all of the Company's present and future subsidiaries. Proceeds of the Senior Notes were $77,100,000 after offering expenses of $2,900,000 that are being amortized over the duration of the Senior Notes on a straight-line basis.

   The indenture under the Senior Notes prohibits the Company from incurring additional indebtedness (other than certain limited permitted indebtedness) or issuing preferred equity instruments unless the consolidated fixed charge ratio is greater than 2.0 to 1. At December 31, 1997, the Company's consolidated fixed charge ratio is less than 2.0 to 1. The Indenture, however, would permit the Company to incur indebtedness under any replacement of the bank credit facility in an amount not to exceed $20.0 million.

8. LONG-TERM DEBT:

   Long-term obligations consist of the following:

                                                                               1997             1996
                                                                           ------------     ------------
Notes payable to individuals in connection with acquisitions; principal and interest payable monthly at rates ranging from 5.5% to 8.5%,
  matures through May 2000, unsecured .................................    $  2,214,674     $  3,146,457

Acquisition term loan facility with a bank; principal and interest payable quarterly at rates ranging from (a) the greater of the bank's prime rate or the federal funds effective rate plus 1/2% or (b) at
  the LIBOR rate plus 1.25% to 2.75% ..................................            --          7,540,000

11% Senior Notes due 2004 .............................................      80,000,000             --

Other .................................................................           6,064           10,417
                                                                           ------------     ------------
                                                                             82,220,738       10,696,874
         Less: current portion ........................................      (1,576,502)      (3,582,096)
                                                                           ------------     ------------
                                                                           $ 80,644,236     $  7,114,778
                                                                           ============     ============

   Aggregate maturities of long-term obligations subsequent to December 31, 1997, are as follows:

    1998 ..........................................            $  1,576,502
    1999 ..........................................                 520,560
    2000 ..........................................                 123,676
    2001 ..........................................                    --
    2002 and thereafter ...........................              80,000,000
                                                               ------------
                                                                 82,220,738
    Less -- Current portion .......................              (1,576,502)
                                                               ------------
              Total ...............................            $ 80,644,236
                                                               ============
9. PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following:

                                                   1997             1996
                                               -----------     ------------
    Furniture and equipment ..............       4,526,781     $  4,031,607
    Transportation equipment .............       1,316,796        1,247,255
    Leasehold improvements ...............       1,188,413          854,462
    Medical equipment ....................      26,282,878       15,363,664
    Computer equipment ...................      10,800,688        9,034,231
    Software development costs ...........       8,555,617        6,920,252
                                               -----------     ------------
                                                52,671,173       37,451,471
    Less -- Accumulated depreciation .....     (23,539,595)     (15,163,931)
                                               -----------     ------------
    Property and equipment, net ..........     $29,131,578     $ 22,287,540
                                               ===========     ============

10. LEASE COMMITMENTS:

   The Company leases office space, furniture, and equipment under noncancelable operating lease agreements which expire on various dates to 2009 and contain renewal options for up to 5 years.

   The Company leases various office equipment under capital lease arrangements. The capitalized value of leases amounted to approximately $11,272,000 and $7,600,000 at December 31, 1997 and 1996, respectively, and net book value amounted to approximately $6,008,000 and $4,473,000 at December 31, 1997 and 1996, respectively. Future minimum lease payments at December 31, 1997, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more are as follows:

                                                  OPERATING        CAPITAL
                                                   LEASES           LEASES
                                                ------------       ---------
    1998 .................................      $  3,135,194       7,770,934
    1999 .................................         2,467,853         805,614
    2000 .................................         2,065,062         388,768
    2001 .................................         1,697,866         331,643

    2002 and thereafter ..................         6,819,842          27,488
                                                ------------       ---------
    Total minimum payments ...............      $ 16,185,817       9,324,447
                                                ============
    Amount representing interest .........                        (1,192,208)
                                                                   ---------
    Present value of minimum payments ....                         8,132,239
    Current portion ......................                        (6,738,548)
                                                                   ---------
    Total ................................                        $1,393,691
                                                                   =========

   The maturity dates of certain capital leases accelerated due to defaults under the Company's bank credit facility. These leases have been reflected as a current liability at December 31, 1997.

   Rent expense under all operating leases was approximately $3,736,000, $3,050,000, and $2,270,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

11. INCOME TAXES:

   The provision for income taxes includes the following components:

                                  1997            1996             1995
                              -----------      -----------      -----------
    Current:
      Federal ...........     $(4,858,888)     $ 2,571,912      $ 2,896,714
      State .............         514,500          326,233          329,962
                              -----------      -----------      -----------
                               (4,344,388)       2,898,145        3,226,676
                              -----------      -----------      -----------
    Deferred:
      Federal ...........        (439,848)         468,175         (944,878)
      State .............            --             52,066          (79,431)
                              -----------      -----------      -----------
                                 (439,848)         520,241       (1,024,309)
                              -----------      -----------      -----------
              Total .....     $(4,784,236)     $ 3,418,386      $ 2,202,367
                              ===========      ===========      ===========

   The reconciliation of the provision for income taxes to the federal statutory rate is as follows:

                                          1997           1996           1995
                                      -----------     ----------    -----------
    Income taxes at statutory rate    $(6,943,701)    $2,975,134    $ 1,967,204
    Deferred income tax valuation
      allowance ..................      2,068,595           --             --
    Amortization .................        153,000        148,931        108,954
    State taxes, net of federal
      tax effect .................        322,400        249,691        165,350
    Tax credits utilized .........           --             --          (92,500)

    Other ........................       (384,530)        44,630         53,359
                                      -----------     ----------    -----------
                                      $(4,784,236)    $3,418,386    $ 2,202,367
                                      ===========     ==========    ===========

   Deferred tax assets and deferred tax liabilities consist of the following items:

                                                     1997           1996
                                                 -----------    -----------
    Deferred tax assets:
      Allowance for doubtful accounts ........   $  (467,443)   $   424,590
      Self-insurance and workers'
        compensation .........................       720,312        567,034
      Amounts due to third-party payors ......     2,582,378        710,549
      Accrued payroll and related expenses ...       223,751        186,222
      State income taxes .....................       (17,170)       (92,039)
      Other ..................................          --           40,817
                                                 -----------    -----------
              Total before valuation
                allowance ....................     3,041,828      1,837,173
      Valuation allowance ....................    (2,068,595)          --
                                                 -----------    -----------
              Net deferred tax assets ........       973,233      1,837,173

    Deferred tax liabilities:
      Depreciation and amortization ..........       661,028       (884,101)
      Deferred software cost, net of
        deferred revenue .....................    (1,746,639)      (388,417)
      Deferred compensation expense ..........      (255,108)      (425,118)
      Accrued restructuring costs ............       451,466           --
      Other ..................................       (62,328)       (54,874)
                                                 -----------    -----------
              Total ..........................      (951,581)    (1,752,510)
                                                 -----------    -----------
      Other tax liability ....................       (21,652)       (89,663)
                                                 -----------    -----------
    Total net tax (liabilities) assets .......   $      --      $    (5,000)
                                                 ===========    ===========

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

   In 1989, the Company sold 2,000,000 shares of its Series A preferred stock ($.01 par value) for $2,000,000, less issuance costs of $85,532, to an unrelated entity. The shares were converted into 2,000,000 shares of the Company's common stock coincident with the Company's initial public offering (IPO) on August 8, 1996.

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

13. COMMON STOCK:

   The Company completed an IPO of 3,000,000 shares of its common stock, $.01 par value, on August 8, 1996, and on September 11, 1996, the underwriters exercised their overallotment option to purchase an additional 300,000 shares. The Company used the net proceeds from the IPO of approximately $29,800,000 to repay outstanding indebtedness under its bank credit facilities and for general corporate purposes. In addition, on July 26, 1996, the Company declared a 5 for 2 stock split in the form of a stock dividend of its common stock. The accompanying consolidated financial statements give retroactive effect to the stock split.

14. GOODWILL WRITE-OFF AND RESTRUCTURING COSTS:

   During 1997, the home health care industry experienced several significant regulatory and reimbursement changes. In February 1997, the Health Care Financing Administration ("HCFA") announced that it intended to implement mileage limitations restricting the distance between a nursing agency's principal office and its branches. Texas, where the Company has significant operations, announced that it intended to implement even more restrictive mileage limitation rules for branch offices. During 1998, following a moratorium on new Medicare provider numbers announced by President Clinton, HCFA imposed a delay in permitting branch office transfers. The 1997 Federal Budget contains other reimbursement changes that will reduce the level of reimbursement available to the Company. On January 2, 1998, HCFA published final Medicare nursing per-visit cost limitation guidelines which reduce per-visit cost limitations for the Company by approximately 18%-20% for 1998. Also, regulations effective February 1, 1998, eliminate venipuncture as a covered service for Medicare nursing visits, which will materially reduce the Company's Medicare nursing revenues. In addition, reimbursement rates for Medicare home oxygen services, which represent approximately 6% of the Company's annualized revenues, will be reduced by 25.0% beginning January 1, 1998, with an additional 5.0% reduction to be effective January 1, 1999. Based upon these and past initiatives to reduce Medicare costs and possible further cost containment or other initiatives in the future, the Company expects the reimbursements received from the Medicare program to be at continued risk of substantial reduction in the future. In view of the increased risks of the Medicare nursing program, the Company has entered into active negotiations regarding a recapitalization, merger or sale, which would enhance growth and efficiencies in the current Medicare reimbursement environment.

      Congress has also recently adopted a per-beneficiary limit on reimbursement for nursing services based upon historical cost, and on March 31, 1998, published regulations which set forth the national and regional medians on which such limits will be based, but has not published regulations determining the provider specific per-beneficiary limits. The Company expects that the per-beneficiary limits will have an adverse effect on the Company's Medicare nursing operations.

   During 1997 the Company was subject to Medicare cost limitations for home nursing that were lower than the Company's operating expenses for that period, resulting in a $8,400,000 revenue adjustment. To achieve cost savings in order to attempt to operate within the Medicare nursing cost limitations for 1998, the Company has implemented a plan to close or consolidate 32 Medicare nursing offices during the first quarter of 1998. The Company believes that these actions and the regulatory and reimbursement changes described above will reduce 1998 Medicare nursing revenue from the 1997 level by at least $25,000,000 or 40%. The Company believes that its Medicare nursing operations will operate in excess of cost limitations in 1998.

    The Company in late December 1997 began to assess the potential financial effect of the above described regulatory changes on its Medicare nursing and home oxygen service businesses. Coincident therewith the Company developed and implemented a restructuring plan to mitigate the financial impact of the changes. In addition, the changes prompted the Company to evaluate whether its long-lived assets were impaired. As a result, the Company reduced the carrying value of its recorded goodwill by approximately $8,300,000, recognized additional Medicare cost limitations for 1997 aggregating $5,600,000 which reduced revenues in the three months ended December 31, 1997, announced significant headcount reductions, and closed 32 Medicare nursing field offices. The offices were closed at March 31, 1998. As a result, the Company recorded $1,575,000 in restructuring costs, consisting of direct severance costs of terminated employees of $375,000 and future lease termination costs and other costs related to office closings of approximately $1,200,000.

15. EMPLOYEE BENEFIT PLANS:

   The Company has two qualified incentive stock option plans and has reserved 387,500 shares of the Company's common stock, all of which were granted, for issuance under the 1989 plan and 237,500 shares under the 1996 plan. Options for 187,000 shares have been granted under the 1996 stock option plan and 50,500 are available for future grants. The Company accounts for its stock option plans in accordance with the provisions of APB No. 25 and related interpretations, under which no compensation cost is recognized for financial statement purposes.

   Pro forma information regarding net income (loss) and net income (loss) per share and net income (loss) per share assuming dilution is required by SFAS No. 123 and has been determined in accordance therewith. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: Risk-free interest rates of 6.0 %,
6.5 % and 6.5 %; expected dividend yield of zero; expected option lives until exercise date of 6.5 years; and expected price volatility of 35%, 25 % and 25%, respectively. Had compensation cost for stock options granted in 1997, 1996 and 1995 been determined based on the fair value at the grant dates for options awarded consistent with the provisions of SFAS No. 123, the Company's net income
(loss) and net income (loss) per common share and net income (loss) per common share assuming dilution for the years ended December 31, 1997, 1996 and 1995, would have been reduced to the following pro forma amounts:

                                               1997          1996        1995
                                           ------------   ----------  ----------
    Net income (loss)..... As reported...  $(15,638,413)  $5,332,008  $3,583,525
                           Pro forma.....  $(15,868,618)  $5,206,173  $3,537,259
    Net income (loss)
     per common share..... As reported...  $      (1.56)  $      .69  $      .57
                           Pro  forma....  $      (1.58)  $      .67  $      .56

    Net income (loss)
     per common share-
     assuming dilution.... As reported...  $      (1.56)  $      .66  $      .55
                           Pro  forma....  $      (1.58)  $      .65  $      .54

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

   Information on stock options and related information is as follows:

                                                 1997                           1996                         1995
                                   -------------------------------   -------------------------     -------------------------
                                        NUMBER OF        WTD. AVG.    NUMBER OF       WTD. AVG.     NUMBER OF      WTD. AVG.
                                         SHARES          EX. PRICE      SHARES        EX. PRICE       SHARES       EX. PRICE
                                   -----------------     ---------   -------------    ---------    ------------     --------
Outstanding at beginning of year..      356,926            $5.63          359,627     $    4.68         301,375     $  3.79
Granted...........................      235,500  (1)        6.14           48,250         10.13         118,253        7.04
Exercised.........................      (73,379)            5.07          (33,867)         2.32          (2,083)       2.00
Forfeited.........................     (104,590) (1)        6.10          (17,084)         5.04         (57,918)       5.00
                                      ---------            -----          -------     ---------         -------     -------
Outstanding at end of year........      414,457            $4.49          356,926     $    5.63         359,627     $  4.68
                                        =======            =====          =======     =========         =======     =======
Exercisable at end of year........      188,891            $3.86          198,884     $    4.06         157,940     $  2.70
                                        =======            =====          =======     =========         =======     =======
Price range....................... $.80 - $9.00                     $.80.- $11.50                  $.80 - $7.04
                                   ============                     =============                  ============
Weighted-average fair value of
options granted during the year....  $     3.87                        $     4.26                    $     2.96
                                     ==========                        ==========                    ==========

(1) Excludes 174,783 options repriced on September 16, 1997, at $5.00 per share from $8.03 per share weighted average exercise price. Such options were treated as an option modification for purposes of computing the weighted average fair value of options granted during 1997.

   Exercise prices for options outstanding at December 31, 1997, ranged from $.80 to $9.00 per share. The weighted average remaining contractual life for those options is 7.7 years.

   The following table summarizes information about stock options that are exercisable at December 31, 1997:

                                                                      Weighted Average
                                                  Number of Options      Remaining       Weighted Average
      OPTION GRANT DATE                              Exercisable      Contractual Life    Exercise Price
                                                  -----------------   ----------------   ----------------
      August 1990 through January 1993....               69,300          3.7 Years           $   1.57
      January 1994 through December 1996..              119,591          7.2 Years           $   5.18
                                                        -------
      Total exercisable...................              188,891          5.9 Years           $   3.86
                                                        =======

   On April 1, 1990, the Company established an Employee Stock Ownership Plan
(ESOP), which will award shares of the Company's common stock on a noncontributory basis to eligible employees of the Company. Contributions of common stock and cash by the Company, when declared at the discretion of the Board of Directors, are allocated to the accounts of participants based on the ratio each participant's compensation for the year bears to all participants' compensation for that year. The Company contributed 130,000 and 125,000 common shares in 1996 and 1995. Participants are not vested in any amounts allocated to them until they have completed at least 1,000 hours of service per year for one year. After five such years, a participant is 100% vested in such amounts. Generally, a participant also will be fully vested upon attaining age 65 or in the event of total and permanent disability, death or termination of the ESOP. ESOP shares which are committed to be released are treated as outstanding for earnings per share computations. Compensation expense for the ESOP was approximately $1,500,000 for the year ended December 31, 1995. During 1997 and 1996, the Board of Directors authorized no contribution to the ESOP. At December 31, 1996, the Company recorded approximately $1,100,000 related to accumulated plan forfeitures as deferred compensation expense in the accompanying consolidated balance sheets. In September 1997 the Board of Directors authorized the termination of the ESOP. It is expected a final contribution of accumulated forfeitures will be made to the plan during the first quarter of 1998, and, accordingly, $447,000 has been charged to expense for the estimated value of the Company's final contribution to the ESOP.

   Effective April 1, 1991, the Company formed a deferred compensation plan structured under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees meeting certain minimum service requirements. Under the plan, contributions are made by the employees and matched by the Company subject to certain limitations. The Company's contribution to this plan was approximately $329,000, $157,000, and $105,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

16. COMMITMENTS AND CONTINGENCIES:

   On March 20, 1998, the Company and several of its current and former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including August 14, 1997. The Company intends to vigorously defend the lawsuit but is currently unable to assess the likelihood of success in this litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

   In addition, the Company, in the normal course of business, is party to various other matters of litigation. Management is of the opinion that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations

   The Company self-insures its employees and their dependents for injury and hospitalization. The Company self-insures claims up to $75,000 per person, with an insurance company covering claims in excess of this amount up to a maximum of $1,000,000 per person. A liability is accrued for claims incurred but not yet reported (IBNR) based on historical claims paid information as provided by the respective insurance company. The IBNR liability at December 31, 1997 and 1996, was approximately $1,005,000 and $468,000, respectively. The Company has paid claims of approximately $1,126,000, $1,101,000, and $1,700,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

17. NET INCOME (LOSS) PER COMMON SHARE:

   The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                              YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                         1997          1996         1995
                                                                     ------------    ----------   ----------
    Numerator:
      Net income (loss) ..........................................   $(15,638,413)   $5,332,008   $3,583,525
                                                                     ============    ==========   ==========
    Denominator:
      Weighted average common shares issued ......................     10,053,734     7,770,175    2,957,518
        Assuming conversion of Series A preferred stock ..........           --            --      2,000,000
        Assuming conversion of Series B preferred stock ..........           --            --      1,339,298
                                                                     ------------    ----------   ----------
      Weighted average number of common shares
          outstanding, including preferred shares ................     10,053,734     7,770,175    6,296,816
       Effect of dilutive stock options:
         Assuming exercise of options, reduced by the number of
            common shares which could have been purchased with the
            proceeds from exercise of such options ...............           --         270,075      248,799
                                                                     ------------    ----------   ----------
       Weighted average number of common shares
          outstanding and dilutive stock options .................     10,053,734     8,040,250    6,545,615
                                                                     ============    ==========   ==========
    Net income (loss) per common share ...........................   $      (1.56)   $     0.69   $     0.57
    Net income (loss) per common share- assuming dilution ........   $      (1.56)   $     0.66   $     0.55

18. FAIR VALUE OF FINANCIAL INSTRUMENTS:

   On January 1, 1995, the Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of those instruments. In addition, the fair value of the Company's long-term debt (including the Senior Notes) and capital lease obligations were determined to approximate its carrying value since the Senior Notes were issued on December 1, 1997.

19. CONSOLIDATED QUARTERLY DATA (UNAUDITED):

   The following is a summary of the consolidated quarterly results of operations of the Company for the years ended December 31, 1997 and 1996:

                                                    THREE MONTHS ENDED
                                  ---------------------------------------------------
    1997                           MARCH 31      JUNE 30   SEPTEMBER 30    DECEMBER 31
                                  ---------      -------     ---------     ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net revenues.................  $33,765       $34,314       $40,504       $34,622

    Gross profit.................   19,961        16,588        23,052        16,224

    Income (loss) from operations    3,675       (4,069)         3,592      (18,303)

    Income (loss) before income
      taxes......................    3,014       (5,185)         2,154      (20,406)

    Net income (loss)............    1,808       (3,336)         1,293      (15,403)

    Net income (loss) per common
      share......................      .18         (.33)           .13        (1.53)
    Net income (loss) per common
      share-assuming dilution....      .18         (.33)           .13        (1.53)

    Weighted average common
      shares outstanding.........   10,023        10,041        10,064        10,086
    Weighted average common
      shares outstanding and
      dilutive common stock
      options....................   10,178        10,041        10,159        10,086

                                                    THREE MONTHS ENDED
                                   ---------------------------------------------------
    1996                           MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                   ---------     ---------     ---------    ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net revenues.................  $24,254       $25,968       $27,254       $29,309

    Gross profit.................   12,734        14,273        15,374        16,090

    Income from operations.......    2,134         2,520         2,880         3,360

    Income before income taxes...    1,648         1,868         2,355         2,880

    Net income...................      971         1,175         1,462         1,723

    Net income per common share..      .15           .18           .18           .17
    Net income per common
      share-assuming dilution....      .15           .18           .17           .17

    Weighted average common
      shares outstanding.........    6,298         6,358         8,319        10,014
    Weighted average common
      shares outstanding
      and dilutive common
      stock options..............    6,543         6,592         8,575        10,187

   During the three months ended December 31, 1997, the Company incurred a number of charges that affected its results, including the following: an adjustment of net revenues of $5,600,000 relating to Medicare nursing cost limitations, a goodwill write-off of $8,275,000, a restructuring charge of $1,575,000 relating to closed offices and headcount reductions, an increase in the provision for doubtful accounts of $5,700,000, the write-off of previously capitalized financing costs of $300,000 from a previous bank credit agreement, and a charge of $447,000 related to the termination and liquidation of the Company's Employee Stock Ownership Plan.

   During the three months ended June 30, 1997, net revenues and net income were adversely affected by a $2,800,000 revenue adjustment related to Medicare nursing cost limitations and by an increase in the allowance for doubtful accounts by $2,700,000.

                      *************************************

                     HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                      ADDITIONS      ADDITIONS
                                                      BALANCE AT      CHARGED TO       FROM                               BALANCE
                                                      BEGINNING       COSTS AND      ACQUIRED                              AT END
       CLASSIFICATION                                 OF PERIOD       EXPENSES       COMPANIES       DEDUCTIONS          OF PERIOD
       --------------                                 ----------     -----------     ----------     ------------         -----------
December 31, 1997:

  Allowance for Doubtful Accounts ...............     $5,101,000     $14,057,000     $4,122,000     $(11,839,000)(b)     $11,441,000

  Accrued Restructuring Costs ...................           --         1,575,000           --               --             1,575,000

  Accumulated Amortization of
      Intangible Assets .........................      2,038,000       9,641,000           --         (8,275,000)          3,404,000
                                                      ----------     -----------     ----------     ------------         -----------
          Total Reserves and Allowances .........     $7,139,000     $25,273,000     $4,122,000     $(20,114,000)        $16,420,000
                                                      ==========     ===========     ==========     ============         ===========
December 31, 1996:

  Allowance for Doubtful Accounts ...............     $2,056,000     $ 3,580,000     $2,753,000     $ (3,288,000)(b)     $ 5,101,000

  Accumulated Amortization of
      Intangible Assets .........................      1,186,000         852,000           --               --             2,038,000
                                                      ----------     -----------     ----------     ------------         -----------
          Total Reserves and Allowances .........     $3,242,000     $ 4,432,000     $2,753,000     $ (3,288,000)        $ 7,139,000
                                                      ==========     ===========     ==========     ============         ===========
December 31, 1995:

  Allowance for Doubtful Accounts ...............     $1,285,000     $ 1,489,000     $  624,000     $ (1,342,000)(b)     $ 2,056,000

  Accumulated Amortization of
      Intangible Assets .........................        717,000         469,000           --               --             1,186,000
                                                      ----------     -----------     ----------     ------------         -----------
          Total Reserves and Allowances .........     $2,002,000     $ 1,958,000     $  624,000     $ (1,342,000)        $ 3,242,000
                                                      ==========     ===========     ==========     ============         ===========

-------------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Write-off of uncollectible receivables net of recoveries.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on April 15, 1998 on its behalf by the undersigned thereunto duly authorized.

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

        SIGNATURE                         TITLE                      DATE
        ---------                         -----                      ----
/s/ S. WAYNE BAZZLE          Chairman of the Board and           April 15, 1998
    S. Wayne Bazzle          Chief Executive Officer

/s/ CHERYL C. BAZZLE         President and Chief  Operating      April 15, 1998
    Cheryl C. Bazzle         Officer


/s/ JOEL H. WILLIAMS         Vice President and Chief Financial  April 15, 1998
    Joel H. Williams         Officer (Principal Financial and
                             Accounting Officer)

/s/ ROBERT B. CRATES         Director                            April 15, 1998
    Robert B. Crates

/s/ JANE B. FINLEY           Director                            April 15, 1998
    Jane B. Finley, Ph.D.

/s/ MICHAEL J. FOSTER        Director                            April 15, 1998
    Michael  J. Foster

                                EXHIBIT INDEX


(a)            Exhibits

 1.1  -- Purchase Agreement dated November 24, 1997, by and among the
         Company, the guarantors named on the signature pages thereto, Bear, Stearns & Co. Inc. and Chase Securities Inc (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and Exchange Commission on January 13, 1998).

 3.1 -- Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779), as filed with the Commission on June 12,
         1996).

 3.2 -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779), as filed with the Commission on June 12, 1996).

 4.1 -- Specimen Stock Certificate of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779), as filed with the Commission on June 12, 1996).

 4.2 -- Indenture dated as of December 1, 1997, by and among the Company, the Guarantors Signatories Thereto and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and Exchange Commission on January 13, 1998).

 4.3  -- First Supplemental Indenture dated as of December 2, 1997 to
         Indenture dated as of December 1, 1997, by and among the Company, the Guarantors Signatories Thereto and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and Exchange Commission on January 13, 1998).

 4.4  -- Form of Global Note (included in Exhibit 4.2).

 4.5 -- Registration Rights Agreement dated as of December 1, 1997, by and among Bear Stearns & Co. Inc., Chase Securities Inc., the Company, and certain subsidiaries of the Company, as Guarantors (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and Exchange Commission on January 13, 1998).

 4.6 -- Second Amended and Restated Credit Agreement dated December 1, 1997, by and among Texas Commerce Bank National Association, as Agent and an Issuing Bank, the Several Financial Institutions from time to time a party thereto and the Company (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and Exchange Commission on January 13, 1998).

10.1 -- Registration Rights Agreement, dated as of June 1, 1992 between the Company and certain stockholders of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).

10.2 -- The Company Employee Stock Ownership Plan and Trust, dated April 1, 1990, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).

10.3 -- Form of HealthCor Holdings, Inc. 1996 Long-Term Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12,
         1996).

10.4 -- HealthCor Holdings, Inc. Employee Stock Ownership Plan and Trust, dated April 1, 1990, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).

10.5 -- Warrant Agreement between the Company and an individual to purchase Common Stock of the Company, dated as of November 1, 1994 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).

10.6 -- Form of Indemnification Agreement entered into between the Company and its executive officers and directors (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).

10.7  -- Stock Purchase Agreement, dated April 15, 1996, by and between I
         Care Home I.V. Affiliates, Inc., I Care of Arkansas, Inc., I Care, Inc. and the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).

10.8 -- Asset Purchase Agreement, dated as of September 1, 1996, by and between HealthCor Oxygen and Medical Equipment, Inc. and Southern Medical Mart, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on November 12, 1996).

10.9 -- Credit Agreement, dated as of October 31, 1996, by and between HealthCor Holdings, Inc., HealthCor, Inc. and the certain financial institutions named therein (incorporated by reference to the Company's Annual Report on Form 10-K, as filed with the Commission on April 15,
         1997).

10.10 -- Form of Change of Control Agreement (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175) as filed with the Commission on January 13, 1998.

11.1  -- Computation of net income (loss) per common share.

23.1  -- Consent of Arthur Andersen LLP, independent public accountants.