Form 10-Q
period 1998-03-31
HEALTHCOR HOLDINGS INC
filed 1998-05-20
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998

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

              As of May 20, 1998 approximately 10,090,346 shares of
                    Common Stock were issued and outstanding.

      Total number of sequentially numbered pages     16

      Exhibit Index on sequentially numbered page     12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
------------------------------------------------------------------------------

      The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in the following financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 1997, included in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission.

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31,     DECEMBER 31,
                                                    -------------   ------------
                    ASSETS                               1998            1997
                                                    -------------   ------------
                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents ......................  $   7,506,984   $  21,820,308
  Accounts receivable, net .......................     44,429,635      38,635,806
  Federal income tax refund receivable ...........      5,813,676       5,828,888
  Supplies inventory .............................      4,340,521       4,258,834
  Prepaid expenses and other assets ..............      1,876,692       1,358,026
  Deferred income taxes ..........................        963,213         973,233
                                                    -------------   -------------
         Total current assets ....................     64,930,721      72,875,095

Property and equipment, net ......................     30,545,290      29,131,578
Excess of cost of acquired businesses over fair
values of net assets acquired, net ...............     47,600,141      48,085,306
Other assets .....................................      3,471,833       3,121,044
                                                    -------------   -------------
         Total assets ............................  $ 146,547,985   $ 153,213,023
                                                    =============   =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payroll and related expenses ...........  $   7,268,017   $   8,130,484
  Accounts payable and accrued expenses ..........     12,508,577      11,099,771
  Current portion of long-term debt ..............      1,086,175       1,576,502
  Current portion of capital lease obligations ...      6,405,770       6,738,548


  Income taxes payable ...........................        266,316         305,000
                                                    -------------   -------------
         Total current liabilities ...............     27,534,855      27,850,305

Deferred income taxes and other ..................      3,823,974       4,063,260
Long-term debt ...................................        506,306         644,236
11% Senior Notes .................................     80,000,000      80,000,000


Capital lease obligations ........................        907,413       1,393,691
                                                    -------------   -------------
         Total liabilities .......................    112,772,548     113,951,492

Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 40,000,000
  shares authorized;10,090,346 and 10,089,346 shares
  issued and outstanding at March 31, 1998 and
  December 31,1997, respectively .................        100,903         100,893

  Additional paid-in capital .....................     39,908,803      39,906,814

  Retained deficit ...............................     (6,234,269)       (746,176)
                                                    -------------   -------------

         Total stockholders' equity ..............     33,775,437      39,261,531
                                                    -------------   -------------
         Total liabilities and stockholders'
equity ...........................................  $ 146,547,985   $ 153,213,023
                                                    =============   =============


  The accompanying notes are an integral part of these consolidated balance sheets

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                               MARCH 31,
                                                       ------------------------
                                                          1998          1997
                                                     ---------------------------
                                                               (UNAUDITED)


Net revenues .....................................   $ 32,682,376    $33,764,708

Direct expenses ..................................     17,801,443     14,297,338
                                                     ------------    -----------

Gross profit .....................................     14,880,933     19,467,370

Other costs and expenses:

  General and administrative .....................     14,232,689     13,652,594
  Depreciation and amortization ..................      1,432,914      1,092,976
  Provision for doubtful accounts ................      2,343,625      1,046,543
                                                     ------------    -----------

        Total costs and expenses .................     18,009,228     15,792,113
                                                     ------------    -----------

Income (loss) from operations ....................     (3,128,295)     3,675,257

Interest expense, net ............................      2,359,798        661,531
                                                     ------------    -----------

Income (loss) before income taxes ................     (5,488,093)     3,013,726


Provision for income taxes .......................           --        1,205,474
                                                     ------------    -----------

Net income (loss) ................................   $ (5,488,093)     1,808,252
                                                     ============    ===========

Net income (loss) per common share ...............          (0.54)          0.18
                                                     ============    ===========
Net income (loss) per common share - assuming
dilution .........................................   $      (0.54)   $      0.18
                                                     ============    ===========

Weighted average common shares outstanding .......     10,090,057     10,023,416
                                                     ============    ===========

Weighted average common shares outstanding and
    dilutive common stock
    options.......................................     10,090,057     10,177,552
                                                     ============    ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      THREE MONTHS ENDED
                                                   ------------------------
                                                            MARCH 31,
                                                   ------------------------
                                                         1998          1997
                                                   ------------   -----------
Cash flows from operating activities:

  Net income (loss) .............................. $ (5,488,093)  $ 1,808,252
  Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Depreciation and amortization ...............    2,302,041     1,823,766

     Proceeds on disposition on assets ...........         --          34,404
     Changes in operating assets and
        liabilities, net of acquired businesses:
        Accounts receivable, net .................   (5,793,925)   (7,119,114)

       Prepaid expenses and other assets .........     (944,220)    1,048,405
       Deferred income taxes .....................       (6,983)     (586,095)

       Accounts payable and accrued expenses .....      324,054    (4,315,714)

       Income taxes payable/receivable ...........      (23,473)    1,769,490

       Deferred revenue ..........................         --          41,553
                                                   ------------   -----------
          Net cash used in operating
          activities .............................   (9,630,599)   (5,495,053)
                                                   ------------   -----------

Cash flows from investing activities:
          Payments and adjustments for business
          acquisitions, net of cash acquired .....      133,648      (510,154)

  Additions to property and equipment ............   (3,311,450)   (1,739,728)
                                                   ------------   -----------
          Net cash used in investing
          activities .............................   (3,177,802)   (2,249,882)
                                                   ------------   -----------

Cash flows from financing activities:

  Proceeds from issuance of debt .................         --       8,585,000
      Payments on debt and capital lease
      obligations ................................   (1,506,923)   (1,665,350)
      Issuance of common stock ...................        2,000        38,722
                                                   ------------   -----------
          Net cash provided by (used in)

                      financing activities .......   (1,504,923)    6,958,372
                                                   ------------   -----------

Net decrease in cash and cash equivalents ........  (14,313,324)     (786,563)


Cash and cash equivalents, beginning of period....   21,820,308      (184,264)

Cash and cash equivalents, end of period ......... $  7,506,984   $  (970,827)
                                                   ============   ===========

Supplemental disclosure of cash flow information:


 Debt issued in acquisitions ..................... $       --     $    50,000

 Issuance of capital lease obligations ...........       59,611       130,600
                                                   ============   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") for the three months ended March 31, 1998 and 1997. All significant intercompany transactions have been eliminated. Direct expenses on the statements of income include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the statements of income have been reclassified from earlier presentations.

2.  Basis of Reporting

      The unaudited condensed consolidated financial statements of the Company have been prepared under generally accepted accounting principles assuming that the Company will continue as a going concern. The Company recorded a net loss of approximately $(15.6) million during 1997 and a net loss of approximately $(5.5) million during the three months ended March 31, 1998 and had negative cash flow from operations for both periods. The Company expects to report additional net losses and negative cash flow amounts in 1998. These factors are expected to negatively impact the Company's overall liquidity position in 1998.

      Management has taken the following actions with respect to these matters:
(i) pursued a secured working capital finance relationship (see note 4.), (ii) obtained an additional equipment lease finance facility, (iii) identified and imposed some controls to reduce loss exposures from Medicare nursing operations (see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview"), (iv) intensified collection efforts, and (v) accelerated realization of approximately $5.8 million of cash flow from tax positions. Based on these actions, management believes that the Company will have sufficient liquidity to meet its capital requirements through December 31, 1998 and therefore continue as a going concern.

      The Company has engaged the services of an investment bank to assist it in evaluating various approaches to strengthen and grow the Company. Management is actively engaged in various negotiations designed to result in either recapitalization, merger or sale of the Company.

3.  11% Senior Notes:

      On December 1, 1997, an offering of senior notes was completed to refinance indebtedness outstanding under the previous bank credit facility. The Company sold $80 million principal amount of 11% Senior Notes due December 1, 2004 (the "Senior Notes") to qualified institutional buyers in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 144. The Senior Notes bear interest at the rate of 11% per annum, payable in arrears on June 1 and December 1 of each year, commencing June 1, 1998. The Senior Notes bear interest at the rate of 11.5% from March 1, 1998 through May 29, 1998. The Company filed a Form S-4 registration statement with the Securities and Exchange Commission to register the Senior Notes so the original restricted notes may be exchanged, at the option of the holder, for identical notes without resale or transfer restrictions. The exchange offer period expires on June 15, 1998.

4.  Borrowings:

      Simultaneously with the closing of the 11% Senior Notes, the Company entered into a new bank credit facility, consisting of a three-year revolving credit line providing up to $20 million of availability. The bank credit facility was available in multiple drawings from time to time subject to certain conditions and limitations.

The revolving credit line contained certain financial covenants with respect to maintenance of various ratios. The Company was in default of several of the financial covenants and was unable to incur indebtedness under the facility, and the facility has been replaced.

       The Company has replaced its revolving credit line with a two-year secured line of credit with a maximum availability of $20 million and an initial availability of $10 million. The advances are based on 80% of the net collectable value of the Company's accounts receivable. "Net Collectable Value" is defined as the amount the Company bills third party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company will also pay a collateral management fee of 0.083% per month on the average outstanding balance. Collections of receivables by the Company will be credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company.

5.  Earnings Per  Share

      In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled "Earnings Per Share" which requires publicly held companies with potentially dilutive securities to change their earnings per share computation for years ending after December 15, 1997, and show a basic earnings per share (based on the weighted average number of common shares outstanding) and a diluted earnings per share (based on the weighted average number of common shares outstanding plus the effect of all dilutive securities, such as stock options and warrants). The Company adopted SFAS No. 128 in the fourth quarter of 1997.

6.  Income Taxes

      As a result of the net loss recorded during the three months ended March 31, 1998, and the inability to carry the net loss back to prior periods, the Company did not record an income tax benefit for the three months ended March 31, 1998.

7.  Litigation

      On March 20, 1998, the Company and several of its current and former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including March 31, 1998. The Company intends to vigorously defend the lawsuit but is currently unable to assess the likelihood of success in the litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

OVERVIEW

      The Company provides fully integrated home health care services, including nursing, respiratory therapy/medical equipment and infusion therapy, in nine states in the southwestern and central United States.

      The Company's net revenue mix has changed dramatically as a result of acquisitions and internal growth, shifting from predominantly nursing services to higher margin respiratory therapy/medical equipment and infusion therapy businesses. Following is a breakdown of net revenue mix (dollars in thousands):

                                                  THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                     1998              1997
                                              ---------------   ---------------
Nursing ....................................  $10,323    31.6%  $18,253    54.0%
Respiratory therapy/medical equipment ......   13,995    42.8     9,352    27.7
Infusion therapy ...........................    4,785    14.6     4,758    14.1
Other ......................................    3,579    11.0     1,402     4.2
                                              -------   -----   -------   -----
                                              $32,682   100.0%  $33,765   100.0%
                                              =======   =====   =======   =====


      The Company has experienced a significant change in its operating environment due to substantial changes and reductions made in reimbursement for Medicare Part A nursing and therapy services. Medicare's complex revised methodology and the lack of provider specific per beneficiary limits have required the Company to assess the economic impact of the reduced reimbursement and re-evaluate its participation in the Medicare program. To that end, the Company has announced and implemented the first phase of restructuring its operations through branch closure and consolidation in the first quarter of 1998. The Company is currently in the process of finalizing additional significant reductions in Medicare operations to be implemented in the second quarter of 1998

RESULTS OF OPERATIONS

        The following table sets forth certain items included in the Company's unaudited condensed consolidated statements of income as a percentage of net revenues:

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    1998            1997
                                                  --------        --------
Net revenues ...................................     100.0%          100.0%
Direct expenses ................................      54.5            42.3
                                                  --------        --------
Gross profit ...................................      45.5            57.7
Other costs and expenses:
    General and administrative .................      43.5            40.4
    Depreciation and
        amortization ...........................       4.4             3.2
    Provision for doubtful
        accounts ...............................       7.2             3.1
                                                  --------        --------
            Total costs and
              expenses .........................      55.1            46.7
                                                  --------        --------

Income from operations .........................      (9.6)           11.0
Interest, net ..................................      (7.2)           (2.0)
                                                  --------        --------

Income (loss) before income
taxes ..........................................     (16.8)            9.0
Provision for income taxes .....................    --                 3.6
                                                  --------        --------
Net income (loss) ..............................     (16.8)%           5.4%
                                                  ========        ========

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        NET REVENUES. Net revenues decreased from $33.8 million for the three months ended March 31, 1997 to $32.7 million for the same period in 1998, a decrease of $1.1 million, or 3.2%. This decrease is attributable to a reduction in Medicare nursing revenues resulting from regulatory changes and declining visit volumes. These decreases resulted in the closing or consolidation of 32 Medicare nursing offices during the first quarter of 1998. This decrease is partially offset by an increase in net revenues generated from acquisitions and from internal growth in respiratory therapy, infusion therapy and managed care nursing revenues.

        As a result of 1998 Medicare per-visit cost limitations and the recently announced per-beneficiary limitations enacted by the Medicare Interim Payment System (IPS), the Company recorded a $5.6 million revenue adjustment during the three month ended March 31, 1998. This revenue adjustment is based on estimates of the potential effect these reimbursement changes will have on the Company's 1998 results of operations. Medicare has not furnished the Company's specific provider based per-beneficiary limits. Accordingly, the actual effects related to the per-beneficiary limits could differ from the estimates used during the three months ended March 31, 1998.

        DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses increased from $14.3 million for the three months ended March 31, 1997 to $17.8 million for the same period in 1998, an increase of $3.5 million, or 24.5%. This increase is the result of the expenses associated with the operations of companies acquired during 1997 and internal growth. As a percentage of net revenues, direct expenses increased from 42.3% in 1997 to 54.5% in 1998 primarily as a result of the higher costs incurred for pharmaceutical and nursing supplies and higher costs incurred for respiratory sales and rental equipment.

        GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other non-patient care operating expenses. These costs increased from $13.7 million for the three months ended March 31, 1997 to $14.2 million for the same period in 1998, an increase of $0.5 million, or 4.2%. The general and administrative expenses increased as a percent of net revenues from 40.4% in 1997 to 43.5% in 1998. The shift in business mix contributed to higher general and administrative expenses. Respiratory therapy/medical equipment and infusion therapy businesses are proportionality higher because the majority of all personnel costs for these businesses are classified in this category. Additionally, central office overhead increased in order to support Company growth, particularly in the occupancy and information technology areas. These increases are partially offset by the closing or consolidation of 32 Medicare nursing locations during the first quarter of 1998.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.1 million for the three months ended March 31, 1997, to $1.4 million for the same period in 1998, an increase of $0.3 million, or 31.1%. The increase is primarily due to the depreciation of increased capital expenditures for purchases of home medical equipment to service the growing respiratory/infusion therapy business and an increased investment in information technology equipment and costs capitalized as part of the development of the Company's clinically based management information system.

        PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $1.0 million for the three months ended March 31, 1997, to $2.3 million for the same period in 1998, an increase of $1.3 million, or 123.9%. This increase is primarily due to the Company's continuing evaluation of certain accounts receivable in view of the current industry environment.

        INTEREST, NET. Interest, net increased from $0.7 million for the three months ended March 31, 1997, to $2.4 million for the same period in 1998, an increase of $1.7 million, or 256.7%. This increase is primarily a result of the issuance of the 11% Senior Notes on December 1, 1997.

        PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $1.2 million for the three months ended March 31, 1997, to $0 for the same period in 1998, a decrease of $1.2 million. The decrease is a result of the loss before income taxes in 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements are for debt service, for additional working capital to fund growth of the Company's managed care business and accounts receivable. The Company recorded a net loss of $(5.5) million during the first quarter 1998 and had negative cash flow from operations. The Company expects to have additional losses and negative cash flow amounts in 1998. This has negatively impacted the availability of the Company's current bank financing sources and is expected to decrease the Company's overall liquidity position during the remainder of 1998. Management believes that assuming the addition of a secured working capital finance relationship (see below), an additional equipment lease finance facility, controls to reduce losses from Medicare nursing operations, intensified collection efforts and accelerated realization of approximately $5.8 million of positive cash flow from tax positions, the Company will have sufficient liquidity to meet its capital requirements through December 31, 1998.

        At March 31, 1998, the Company had current assets of $64.9 million and current liabilities of $27.5 million, resulting in working capital of $37.4 million as compared to working capital of $45.0 million as of December 31, 1997. Working capital decreased by $7.6 million primarily as a result of increased working capital requirements associated with operations and additional capital expenditures.

        Accounts receivable at March 31, 1998, were $44.4 million, compared to $38.6 million at December 31, 1997. Days of Sales Outstanding ("DSO"), defined as trade accounts receivable divided by average daily net revenues for the preceding three months, were 114 as of March 31, 1998, compared to 94 at December 31, 1997. The increase in DSO from December 31, 1997 to March 31, 1998 is attributable primarily to an overall increase in net revenue from respiratory therapy/medical equipment and infusion therapy. Historically these lines of business have higher DSO and slowness by third parties in paying. In addition, Medicare nursing, which produces shorter dated receivables has sharply declined. Also, Medicare has implemented a policy to slow, by 14 days, the payment of respiratory/medical equipment billings. The Company is continuing intensified initiatives to address the increase in DSO, including adding more experienced billing and collecting management, commencing installation of an electronic claims submission system, and more closely managing the billing and collecting process to increase efficiency and effectiveness.

        Net cash used in operating activities increased from $5.5 million for the three months ended March 31, 1997, to $9.6 million for the same period in 1998, or an additional cash outflow of $4.1 million. The first quarter net loss, increase in accounts receivable and the reduction in debt obligations were primarily responsible for the reduction in operating cash during 1998. Net cash used in investing activities increased from $2.2 million for the three months ended March 31, 1997 to $3.2 million for the same period in 1998. This is attributable to the increased purchases of home medical equipment and information technology equipment. Net cash provided by (used in) financing activities decreased from $7.0 million for the three months ended March 31, 1997 to $(1.5) million for the same period in 1998. Cash of $1.5 million was used for payments on debt and capital lease obligations. The Company utilizes capital leases to acquire equipment, primarily information technology equipment and medical equipment needed to accommodate increased sales volume in the respiratory therapy/medical equipment business. Such lease amounts were $0.06 million and $0.1 million for the three months ended March 31, 1998 and 1997, respectively. The Company obtained lease financing and deferred payment terms from two significant home medical/respiratory equipment vendors.

        As of March 31, 1998, the Company had a cash balance of $7.5 million and had no outstanding amounts under its revolving credit line. The Company is currently in default of several of the financial covenants under the bank credit facility and is unable to incur indebtedness under the facility. As a result, the Company has classified certain capital lease obligations as current liabilities under the cross-default provisions of the bank credit facility. The Company has letters of credit outstanding amounting to $0.8 million in connection with the Company's workers' compensation insurance program. In addition, the indenture under the Company's Senior Notes prohibits the Company from incurring additional indebtedness (other than limited permitted indebtedness) or issuing preferred equity interests (as defined in the indenture) unless the consolidated fixed charge ratio is greater than 2.0 to 1. At March 31, 1998, the Company's consolidated fixed charge ratio is less than
2.0 to 1. The indenture, however, does permit the Company to incur indebtedness under any replacement of the bank credit facility in an amount not to exceed $20.0 million.

        The Company expects to replace its revolving credit line with a two-year secured line of credit with a maximum availability of $20 million in the next week with immediate availability of $10-12 million. The advances are based on 80% of the net collectable value of the Company's accounts receivable. "Net Collectable Value" is defined as the amount the Company bills third party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company will also pay a collateral management fee of 0.083% per month on the average outstanding balance. Collections of receivables by the Company will be credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------

        (a)    Exhibits:

      EXHIBIT
      NUMBER                 DESCRIPTION OF EXHIBIT
      ------                 ----------------------

          11  Computation of net income per common equivalent share


          (b) The Company filed no reports on Form 8-K during the quarterly period ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEALTHCOR HOLDINGS, INC.


Date:  May 20, 1998                By:    S. Wayne Bazzle, Chairman of the
                                          Board and Chief Executive Officer