Form 10-Q
period 1998-06-30
HEALTHCOR HOLDINGS INC
filed 1998-09-30
CIK 1015604

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

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

                         Yes [ x ]           No [ ]

    As of September 30, 1998 approximately 10,095,180 shares of Common Stock were issued and outstanding.



      Total number of sequentially numbered pages 18

      Exhibit Index on sequentially numbered page 16

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

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,         December 31,
                                                                                -------------     -------------
                                     ASSETS                                         1998              1997
                                                                                -------------     -------------
                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents ................................................    $     960,593     $  21,820,308
  Accounts receivable, net .................................................       42,728,616        38,635,806
  Federal income tax receivable ............................................          178,087         5,828,888
  Supplies inventory .......................................................        4,938,198         4,258,834
  Deferred income taxes ....................................................               --           973,233
  Prepaid expenses and other assets ........................................        1,952,612         1,358,026
                                                                                -------------     -------------
         Total current assets ..............................................       50,758,106        72,875,095

Property and equipment, net ................................................       27,215,605        29,131,578
Excess of cost of acquired businesses over fair values of
 net assets acquired, net ..................................................       42,719,513        48,085,306
Other assets ...............................................................        3,385,287         3,121,044
                                                                                -------------     -------------
         Total assets ......................................................    $ 124,078,511     $ 153,213,023
                                                                                =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payroll and related expenses .....................................    $   6,548,045     $   8,130,484
  Accounts payable and accrued expenses ....................................       12,483,745        11,099,771
  Current portion of long-term debt ........................................        5,152,637         1,576,502
  Income taxes payable .....................................................                            305,000
  Current portion of capital lease obligations .............................        3,354,124         6,738,548
                                                                                -------------     -------------
         Total current liabilities .........................................       27,538,551        27,850,305

Other long-term liabilities ................................................            5,787         4,063,260
Long-term debt .............................................................          358,608           644,236
11% Senior Notes ...........................................................       80,000,000        80,000,000
Capital lease obligations ..................................................        1,115,383         1,393,691
                                                                                -------------     -------------
         Total liabilities .................................................      109,018,329       113,951,492

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 40,000,000 shares authorized; 10,095,180 and
   10,089,346 shares issued and outstanding at June 30, 1998 and December
   31,1997, respectively ...................................................          100,951           100,893
 Additional paid-in capital ................................................       39,908,756        39,906,814
 Retained deficit ..........................................................      (24,949,525)         (746,176)
                                                                                -------------     -------------
         Total stockholders' equity ........................................       15,060,182        39,261,531
                                                                                -------------     -------------
         Total liabilities and stockholders' equity ........................    $ 124,078,511     $ 153,213,023
                                                                                =============     =============


The accompanying notes are an integral part of these consolidated balance sheets

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended                 Six Months Ended
                                                -----------------------------     -----------------------------
                                                           June 30,                          June 30,
                                                -----------------------------     -----------------------------
                                                    1998             1997             1998             1997
                                                -----------        ----------     -----------        ----------
                                                         (unaudited)                       (unaudited)
Net revenues ...............................    $ 30,259,142     $ 34,313,884     $ 62,941,518     $ 68,078,592

Direct expenses ............................      15,896,154       17,726,364       33,697,597       31,530,002
                                                ------------     ------------     ------------     ------------

Gross profit ...............................      14,362,988       16,587,520       29,243,921       36,548,590

Other costs and expenses:

  General and administrative ................      14,721,942       15,687,804       28,954,630       29,834,098
  Depreciation and amortization .............       6,312,611        1,237,347        7,745,525        2,330,313
  Provision for doubtful accounts ...........       9,169,462        3,731,372       11,513,088        4,777,915
                                                 ------------     ------------     ------------     ------------

        Total costs and expenses ............      30,204,015       20,656,523       48,213,243       36,942,326
                                                 ------------     ------------     ------------     ------------

Loss from operations ........................     (15,841,027)      (4,069,003)     (18,969,322)        (393,736)

Interest expense, net .......................       2,675,573        1,115,933        5,035,371        1,777,464
                                                 ------------     ------------     ------------     ------------

Loss before income taxes ....................     (18,516,600)      (5,184,936)     (24,004,693)      (2,171,200)

Provision (credit) for income taxes .........         198,655       (1,848,919)         198,655         (643,445)
                                                 ------------     ------------     ------------     ------------

Net loss ....................................    $(18,715,255)    $ (3,336,017)    $(24,203,348)    $ (1,527,755)
                                                 ============     ============     ============     ============

Net loss per common share ...................    $      (1.85)    $       (.33)    $      (2.40)    $       (.15)
                                                 ============     ============     ============     ============

Weighted average common shares outstanding...      10,094,861       10,041,104       10,092,478       10,032,309
                                                 ============     ============     ============     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended
                                                                                    -----------------------------
                                                                                               June 30,
                                                                                    -----------------------------
                                                                                        1998             1997
                                                                                    ------------     ------------
Cash flows from operating activities:
  Net loss .....................................................................    $(24,203,348)    $ (1,527,755)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization .............................................       9,361,105        3,792,206
     Proceeds on disposition on assets .........................................           4,003           17,792
     Changes in operating assets and liabilities, net of acquired businesses:
       Accounts receivable, net ................................................      (4,092,905)      (7,631,427)
       Prepaid expenses and other assets .......................................      (1,544,924)         653,361
       Deferred income taxes ...................................................              --         (760,253)
       Accounts payable and accrued expenses ...................................      (3,282,707)      (1,859,645)
       Deferred revenue ........................................................              --       (1,069,599)
       Income taxes ............................................................       5,301,801       (2,024,896)
                                                                                    ------------     ------------
          Net cash used in operating activities ................................     (18,412,975)     (10,410,216)
                                                                                    ------------     ------------

Cash flows from investing activities:
  Payments and adjustments for business acquisitions,
       net of cash acquired ....................................................          53,421      (13,433,786)
  Additions to property and equipment ..........................................      (2,052,427)      (2,820,414)
                                                                                    ------------     ------------
          Net cash used in investing activities ................................      (1,999,006)     (16,254,200)
                                                                                    ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of debt ...............................................      15,946,236       28,446,579
  Payments on debt and capital lease obligations ...............................     (16,395,970)      (2,919,022)
  Issuance of common stock .....................................................           2,000          224,231
                                                                                    ------------     ------------
          Net cash used in financing activities ................................        (447,734)      25,751,788
                                                                                    ------------     ------------

Net decrease in cash and cash equivalents ......................................     (20,859,715)        (912,628)

Cash and cash equivalents, beginning of period .................................      21,820,308         (184,264)
                                                                                    ------------     ------------

Cash and cash equivalents, end of period .......................................    $    960,593     $ (1,096,892)
                                                                                    ============     ============

Supplemental disclosure of cash flow information:
 Debt issued in acquisitions ...................................................    $         --     $  1,450,000
 Liabilities and debt assumed in acquisitions ..................................              --          876,756
 Issuance of capital lease obligations .........................................          77,510        2,060,066


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

         The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") for the three and six months ended June 30, 1998 and 1997. All significant intercompany transactions have been eliminated. Direct expenses on the statements of income include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the statements of income have been reclassified from earlier presentations.

2.    Basis of Reporting

         The Company recorded a net loss of approximately $(15.6) million during 1997 and a net loss of approximately $(24.2) million for the six months ended June 30, 1998 and had negative cash flow from operations for both periods. The Company expects to report additional net losses and negative cash flow amounts for the remainder of 1998. These factors have negatively impacted the Company's overall liquidity position in 1998 raising uncertainties about the Company's ability to continue as a going concern.

         Management has taken the following actions with respect to these matters: (i) established a secured working capital finance relationship (see note 4.), (ii) obtained additional equipment lease finance facilities, (iii) substantially reduced its on-going loss exposure from Medicare nursing operations (see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview"), (iv) identified opportunities to reduce corporate operating expenses, (v) accelerated realization of approximately $5.8 million of cash flow from tax positions and (vi) identified non-core business operations for sale. The Company has also engaged the services of an investment bank to assist it in evaluating various approaches to strengthen and grow the Company. Management is actively pursuing recapitalization, merger or sale of the Company.

         The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources")

3.    11% Senior Notes:

         On December 1, 1997, an offering of senior notes was completed to refinance indebtedness outstanding under the previous bank credit facility. The Company sold $80 million principal amount of 11% Senior Notes due December 1, 2004 (the "Senior Notes") to qualified institutional buyers in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 144. The Senior Notes bear interest at the rate of 11% per annum, payable in arrears on June 1 and December 1 of each year, commencing June 1, 1998. The Company filed a Form S-4 registration statement with the Securities and Exchange Commission to register the Senior Notes so the original restricted notes may be exchanged, at the option of the holder, for identical notes without resale or transfer restrictions. The exchange offer was completed during the second quarter of 1998. The Indenture under the Senior Notes prohibits the Company from incurring additional indebtedness (other than certain limited permitted indebtedness) or issuing preferred equity instruments unless the consolidated fixed charge ratio is greater than 2.0 to 1. At June 30, 1998, the Company's consolidated fixed charge ratio is less than 2.0 to 1. The Indenture, however, does permit the Company to incur indebtedness under any credit facility in an amount not to exceed $20.0 million. (See Note 4.)

4.    Borrowings:

         During the second quarter of 1998, the Company replaced its revolving credit line with a two-year secured line of credit with a maximum availability of $15 million and a current availability of $10.5 million. Advances are based on 80% of the net collectable value of the Company's accounts receivable and a pledge of a company subsidiary. "Net Collectable Value" is defined as the amount the Company bills third party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company also pays a collateral management fee of 0.083% per month on the average outstanding balance. Collections of receivables by the Company are credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company. As of September 25, 1998, the Company had approximately $9.8 million outstanding under the line.

         .
5.    Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled "Earnings Per Share" which requires publicly held companies with potentially dilutive securities to change their earnings per share computation for years ending after December 15, 1997, and show a basic earnings per share (based on the weighted average number of common shares outstanding) and a diluted earnings per share (based on the weighted average number of common shares outstanding plus the effect of all dilutive securities, such as stock options and warrants). The Company adopted SFAS No. 128 in the fourth quarter of 1997. Due to the net loss for all periods presented, basic and diluted net loss per common share are the same.

6.    Income Taxes

         As a result of the net loss recorded during the six months ended June 30, 1998, and the inability to carry the net loss back to prior periods, the Company did not record a federal income tax benefit for the six months ended June 30, 1998.


7.    Writedown of Goodwill

         In connection with the Company's decision during the second quarter of 1998 to close substantially all of the remaining Medicare nursing offices, the Company determined that an impairment existed at June 30, 1998 with respect to the recorded goodwill amounts associated with the Medicare nursing programs. Accordingly, the Company recorded a charge of $4.8 million during the second quarter to reduce the goodwill associated with the Medicare nursing programs to zero. This charge is recorded in depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income.


8.    Amounts Due Medicare

         As of June 30, 1998, the Company estimated payables (cost report and PIP overpayment) on demand to Medicare of approximately $7.4 million. The Company is in the process of confirming the liability and negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed items will be accepted by Medicare.

9.    Litigation

         On March 20, 1998, the Company and several of its current and former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including March 31, 1998. The Company intends to vigorously defend the lawsuit but is currently unable to assess the likelihood of success in the litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

Overview

         The Company provides integrated home health care services including nursing, respiratory therapy/medical equipment and infusion therapy in nine states in the southwestern and central United States.

         The Company's net revenue mix has changed dramatically as a result of acquisitions and internal growth, shifting from predominantly nursing services to higher margin respiratory therapy/medical equipment and infusion therapy businesses. Following is a breakdown of net revenue mix (dollars in thousands):

                                          Three Months Ended June 30,                  Six Months Ended June 30,
                                 -----------------------------------------   -----------------------------------------
                                         1998                  1997                  1998                  1997
                                 -------------------   -------------------   -------------------   -------------------
Commercial Nursing ...........   $ 4,176       13.8%   $ 3,524       10.2%   $ 8,558       13.6%   $ 4,860        7.1%
Medicare Nursing .............     2,440        8.1     14,755       43.0      8,381       13.3     31,169       45.8
Respiratory therapy/medical
    Equipment ................    15,378       50.8      8,634       25.2     29,372       46.7     17,986       26.4
Infusion therapy .............     4,712       15.6      4,875       14.2      9,498       15.1      9,634       14.2
State Programs ...............     2,056        6.8      1,202        3.5      4,055        6.4      1,724        2.5
Other ........................     1,497        4.9      1,324        3.9      3,077        4.9      2,706        4.0
                                 -------    -------    -------    -------    -------    -------    -------    -------

                                 $30,259      100.0%   $34,314      100.0%   $62,941      100.0%   $68,079      100.0%
                                 =======    =======    =======    =======    =======    =======    =======    =======

         The Company has experienced a significant change in its operating environment due to substantial changes and reductions made in reimbursement for Medicare Part A nursing and therapy services. Medicare's complex revised methodology required the Company to assess the economic impact of the reduced reimbursement and re-evaluate its participation in the Medicare program. The Company implemented a restructuring of its operations through branch closure and consolidation in the first and second quarters of 1998. As of June 30, 1998, the Company estimated payables (cost report and PIP overpayment) on demand to Medicare of approximately $7.4 million. The Company is in the process of confirming the liability and negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed items will be accepted by Medicare.

         The Company's net revenues for the non-Medicare nursing business line grew approximately 44% in the second quarter of 1998 and 51% for the six months of 1998 compared to the same periods of 1997. Adjusted for acquisitions and Medicare oxygen reimbursement cuts, same store net revenues grew approximately 46% in the second quarter of 1998 and 42% for the first six months of 1998. This rapid increase of for-profit volume occurring simultaneously with a 73% year-to-date reduction Medicare nursing net revenues has placed significant challenges on management. The result has been a re-alignment of the Company's operations and a reduction in its liquidity position.

         The Company has also experienced increased difficulties in collecting from managed care organizations. These issues have led the Company to terminate or sharply reduce its relationships with three such organizations and other relationships are currently under review. The Company recorded a substantial increase in the provision for doubtful accounts during the second quarter of 1998 as a result of these collection difficulties.

         The six month loss of $(24.2) million in 1998 is attributable primarily to (i) goodwill write-off of approximately $4.8 million relating to the Medicare nursing program, (ii) additional provision for doubtful accounts of $7.0 million, (iii) a loss in Medicare nursing operations of approximately $10.5 million and (iv) a loss in non-Medicare nursing operations adjusted for an additional provision for doubtful accounts of $2.3 million.

Results of Operations

         The following table sets forth certain items included in the Company's unaudited condensed consolidated statements of income as a percentage of net revenues:

                                             Three Months Ended               Six Months Ended
                                        --------------------------      --------------------------
                                                  June 30,                        June 30,
                                        --------------------------      --------------------------
                                           1998            1997            1998            1997
                                        ----------      ----------      ----------      ----------
Net revenues                                 100.0%          100.0%          100.0%          100.0%
Direct expenses                               52.5            51.7            53.5            46.3
                                        ----------      ----------      ----------      ----------
Gross profit                                  47.5            48.3            46.5            53.7
Other costs and expenses:
    General and administrative                48.7            45.7            46.0            43.8
    Depreciation and amortization             20.9             3.6            12.3             3.5
    Provision for doubtful accounts           30.3            10.8            18.3             7.0
                                        ----------      ----------      ----------      ----------
            Total costs and expenses          99.9            60.1            76.6            54.3

                                        ----------      ----------      ----------      ----------
Loss from operations                         (52.4)          (11.8)          (30.1)           (0.6)
Interest, net                                  8.8             3.3             8.0             2.6
                                        ----------      ----------      ----------      ----------

Loss before income taxes                     (61.2)          (15.1)          (38.1)           (3.2)
Provision (credit) for income taxes             .7            (5.4)             .3            (1.0)
                                        ==========      ==========      ==========      ==========
Net Loss                                     (61.9)%          (9.7)%         (38.4)%          (2.2)%
                                        ==========      ==========      ==========      ==========

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net revenues. Net revenues decreased from $34.3 million for the three months ended June 30, 1997 to $30.3 million for the same period in 1998, a decrease of $4.0 million, or 11.7%. This decrease is attributable to a reduction in Medicare nursing revenues resulting from regulatory changes and declining visit volumes. These decreases resulted in large part from the closing or consolidation of its Medicare nursing offices during the first and second quarters of 1998. This decrease is partially offset by an increase in net revenues from internal growth in respiratory therapy, commercial nursing and state wavered programs.

         As a result of 1998 Medicare per-visit cost limitations and the per-beneficiary limitations enacted by the Medicare Interim Payment System
(IPS), the Company recorded a $0.9 million revenue adjustment during the three months ended June 30, 1998. This revenue adjustment is based on estimates of the potential effect these reimbursement changes will have on the Company's 1998 results of operations. The actual effects related to the per-beneficiary limits could differ from the estimates used during the three months ended June 30, 1998.

         Direct expenses. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses decreased from $17.7 million for the three months ended June 30, 1997 to $15.9 million for the same period in 1998, a decrease of $1.8 million, or 10.2%. This decrease is the result of the closing or consolidation of its Medicare nursing offices during the first and second quarter of 1998.

         General and administrative. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other non-patient care operating expenses. These costs decreased from $15.7 million for the three months ended June 30, 1997 to $14.7 million for the same period in 1998, a decrease of $1.0 million, or 6.4%. The general and administrative expenses increased as a percent of net revenues from 45.7% in 1997 to 48.7% in 1998. The shift in business mix contributed to higher general and administrative expenses. Additionally, central office overhead could not be reduced as rapidly as the Medicare nursing cost, therefore additional expenses were shifted to the for-profit businesses. The second quarter of 1998 also includes additional reserves associated with the closing of the Medicare nursing program.

         Depreciation and Amortization. Depreciation and amortization expense increased from $1.2 million for the three months ended June 30, 1997, to $6.3 million for the same period in 1998, an increase of $5.1 million, or 425%. The increase is primarily due to the amortization of goodwill associated with acquisitions, a $4.8 million goodwill write-off and increased depreciation of capital expenditures for purchases of home medical equipment to service the growing respiratory/infusion therapy business.

         Provision for doubtful accounts. The provision for doubtful accounts increased from $3.7 million for the three months ended June 30, 1997, to $9.2 million for the same period in 1998, an increase of $5.5 million, or 149%. This increase is primarily due to the Company's continuing evaluation of certain accounts receivable in view of the current industry environment. As a percentage of net revenues, the provision for doubtful accounts has increased from 10.9% for the three months ended June 30, 1997 to 30.3% in 1998.

         Interest, net. Interest, net increased from $1.1 million for the three months ended June 30, 1997, to $2.7 million for the same period in 1998, an increase of $1.6 million, or 145%. This increase is primarily a result of the issuance of the 11% Senior Notes on December 1, 1997.

         Provision for income taxes. The provision for income taxes decreased from a credit of $1.8 million for the three months ended June 30, 1997, to $.2 for the same period in 1998, an increase of $2.0 million, or 111%.
The 1998 provision relates to state tax liabilities.

SIX  MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX  MONTHS ENDED JUNE 30, 1997

         Net revenues. Net revenues decreased from $68.1 million for the six months ended June 30, 1997 to $62.9 million for the same period in 1998, a decrease of $5.2 million, or 7.6%. This decrease is attributable to a reduction in Medicare nursing revenues resulting from regulatory changes and declining visit volumes. These decreases resulted in large part from closing or consolidation of its Medicare nursing offices during the year. This decrease is partially offset by an increase in net revenues generated from internal growth in respiratory therapy, infusion therapy, commercial nursing and state wavered programs.

         As a result of 1998 Medicare per-visit cost limitations and the per-beneficiary limitations enacted by the Medicare Interim Payment System
(IPS), the Company recorded a $6.7 million revenue adjustment during 1998. This revenue adjustment is based on estimates of the potential effect these reimbursement changes will have on the Company's 1998 results of operations. The actual effects related to the per-beneficiary limits could differ from the estimates used during 1998.

         Direct expenses. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses increased from $31.5 million for the six months ended June 30, 1997 to $33.7 million for the same period in 1998, an increase of $2.2 million, or 6.9%. This increase is primarily attributable to a shift in the business mix and costs associated with the restructuring of the Medicare nursing program. As a percentage of net revenues, direct expenses increased from 46.3% for the six months ending June 30, 1997 to 53.5% for the six months ending June 30, 1998.

         General and administrative. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other non-patient care operating expenses. These costs decreased from $29.8 million for the six months ended June 30, 1997 to $29.0 million for the same period in 1998, a decrease of $.8 million, or 2.7%. The decrease is attributable to the closure of 48 nursing offices and their associated overhead expenses. The general and administrative expenses increased as a percent of net revenues from 43.8% in 1997 to 46.0% in 1998. The shift in business mix contributed to higher general and administrative expenses. Respiratory therapy/medical equipment and infusion therapy businesses are proportionality higher because the majority of all personnel costs for these businesses are classified in this category.

         Depreciation and Amortization. Depreciation and amortization expense increased from $2.3 million for the six months ended June 30, 1997, to $7.7 million for the same period in 1998, an increase of $5.4 million, or 235%. The increase is primarily due to the amortization of goodwill associated with acquisitions, a $4.8 million goodwill write-off and increased depreciation of capital expenditures for purchases of home medical equipment to service the growing respiratory/infusion therapy business.

         Provision for doubtful accounts. The provision for doubtful accounts increased from $4.8 million for the six months ended June 30, 1997, to $11.5 million for the same period in 1998, an increase of $6.7 million, or 140%. This increase is primarily due to a $7.0 million increase in the allowance for doubtful accounts for the six months ended June 30, 1998 as a result of the Company's increased difficulties in collecting from certain managed care relationships. As a percentage of net revenues, the provision for doubtful accounts has increased from 7.0% for the six months ended June 30, 1997, to 18.3% in 1998.

         Interest, net. Interest, net increased from $1.8 million for the six months ended June 30, 1997, to $5.0 million for the same period in 1998, an increase of $3.2 million, or 178%. This increase is primarily a result of the issuance of the 11% Senior Notes on December 1, 1997.

         Provision for income taxes. The provision for income taxes increased from a credit of $.6 million for the six months ended June 30, 1997, to $.2 for the same period in 1998, an increase of $.8 million or 133%. The 1998 provision relates to state tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are for debt service, and additional working capital to fund growth of the Company's for-profit business lines. The Company recorded a net loss of $(24.2) million for the six months ended June 30, 1998 and had negative cash flow from operations. The Company expects to have additional losses and negative cash flow amounts in 1998. This has negatively impacted the availability of the Company's current financing sources and is expected to decrease the Company's overall liquidity position during the remainder of 1998. Management believes that, assuming continued access to its secured working capital finance relationship, sale of non-core operations, continuation of equipment lease finance facilities, controls to reduce future losses from Medicare nursing operations and intensified collection effort the Company will have sufficient liquidity to meet its capital requirements through December 31, 1998. There is no assurance that the Company will be successful in accomplishing these goals and maintaining adequate liquidity through 1998.

         At June 30, 1998, the Company had current assets of $50.8 million and current liabilities of $27.5 million, resulting in working capital of $23.3 million as compared to working capital of $45.0 million as of December 31, 1997. Working capital decreased by $21.7 million primarily as a result of the net loss for the six months ended June 30, 1998.

         Accounts receivable at June 30, 1998, were $42.7 million, compared to $38.6 million at December 31, 1997. Days of Sales Outstanding ("DSO"), defined as trade accounts receivable divided by average daily net revenues for the preceding three months, were 124 as of June 30, 1998, compared to 94 at December 31, 1997. The increase in DSO from December 31, 1997 to June 30, 1998 is attributable primarily to an overall increase in net revenue from respiratory therapy/medical equipment and infusion therapy. Historically these lines of business have higher DSO and slowness by third parties in paying. In addition, Medicare nursing, which produces shorter dated receivables has sharply declined. Also, Medicare has implemented a policy to slow, by 14 days, the payment of respiratory/medical equipment billings. The Company is continuing intensified initiatives to address the increase in DSO, including adding more experienced billing and collecting management, commencing installation of an electronic claims submission system, and more closely managing the billing and collecting process to increase efficiency and effectiveness.

         Net cash used in operating activities increased from $10.4 million for the six months ended June 30, 1997, to $18.4 million for the same period in 1998, or an additional cash outflow of $8.0 million. The year-to-date net loss, increase in accounts receivable and the reduction in debt obligations were primarily responsible for the reduction in operating cash during 1998. Net cash used in investing activities increased from $16.3 million for the six months ended June 30, 1997 to $2.0 million for the same period in 1998. Part of the increase is attributable to the increased purchases of home medical equipment. Net cash provided by (used in) financing activities decreased from $25.7 million for the six months ended June 30, 1997 to $(0.4) million for the same period in 1998 primarily as a result of reduced net borrowings. The Company utilizes capital leases to acquire equipment, primarily information technology equipment and medical equipment needed to accommodate increased sales volume in the respiratory therapy/medical equipment business. Such lease amounts were $2.1 million and $0.07 million for the six months ended June 30, 1998 and 1997, respectively. The Company obtained lease financing and deferred payment terms from two significant home medical/respiratory equipment vendors during 1998.

         As of June 30, 1998 the Company estimated payables (cost report and PIP overpayment) on demand to Medicare of approximately $7.4 million. The Company is in the process of confirming the liability and negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed terms will be accepted by Medicare.

         As of June 30, 1998, the Company had a cash balance of $0.9 million. The Indenture under the Company's Senior Notes prohibits the Company from incurring additional indebtedness (other than limited permitted indebtedness) or issuing preferred equity interests (as defined in the Indenture) unless the consolidated fixed charge ratio is greater than 2.0 to 1. At June 30, 1998, the Company's consolidated fixed charge ratio is less than 2.0 to 1. The Indenture, however, does permit the Company to incur indebtedness under any credit facility in an amount not to exceed $20.0 million.

         The Company has replaced its revolving credit line with a two-year secured line of credit with a maximum availability of $15 million. The advances are based on 80% of the net collectable value of the Company's accounts receivable. "Net Collectable Value" is defined as the amount the Company bills third party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company will also pay a collateral management fee of 0.083% per month on the average outstanding balance. Collections of receivables by the Company will be credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company.

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



                                                  HEALTHCOR HOLDINGS, INC.



Date:  September 30, 1998                    By:  /s/ S. Wayne Bazzle
                                                  ------------------------------
                                                  S. Wayne Bazzle, Chairman of
                                                  the Board and Chief Executive
                                                  Officer

                               INDEX TO EXHIBITS

      Exhibit
      Number                     Description of Exhibit
         11       Computation of net income per common equivalent share

         27       Financial Data Schedule
