Form 10-Q
period 1998-09-30
HEALTHCOR HOLDINGS INC
filed 1998-11-20
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1998

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

As of September 30, 1998 approximately 10,095,180 shares of Common Stock, all of which comprise a single class, with a $0.01 par value, were issued and outstanding.

      Total number of sequentially numbered pages     19

      Exhibit Index on sequentially numbered page     15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

      The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in the following financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 1997, included in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission.

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                  -------------   -------------
               ASSETS                                 1998            1997
                                                  -------------   -------------
                                                   (UNAUDITED)
  Current assets:
  Cash and cash equivalents ...................   $   1,653,435   $  21,820,308
  Accounts receivable, net ....................      42,644,718      38,635,806
  Federal income tax receivable ...............         389,126       5,828,888
  Supplies inventory ..........................       6,212,504       4,258,834
  Deferred income taxes .......................            --           973,233
  Prepaid expenses and other assets ...........       1,841,171       1,358,026
                                                  -------------   -------------
         Total current assets .................      52,740,954      72,875,095

Property and equipment, net ...................      25,914,874      29,131,578
Excess of cost of acquired businesses over fair
values of net assets acquired, net ............      42,429,512      48,085,306
Other assets ..................................       3,355,234       3,121,044
                                                  -------------   -------------
         Total assets .........................   $ 124,440,574   $ 153,213,023
                                                  =============   =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payroll and related expenses ........   $   6,021,673   $   8,130,484
  Accounts payable and accrued expenses .......      18,586,653      11,099,771
  Demand notes and current portion of
   long-term debt .............................      10,739,664       1,576,502
  Income taxes payable ........................            --           305,000
  Demand notes and current portion of capital
   lease obligations ..........................       3,125,348       6,738,548
                                                  -------------   -------------
         Total current liabilities ............      38,473,338      27,850,305

Other long-term liabilities ...................           9,706       4,063,260
Long-term debt ................................         213,982         644,236
11% Senior Notes ..............................      80,000,000      80,000,000
Capital lease obligations .....................         566,050       1,393,691
                                                  -------------   -------------
         Total liabilities ....................     119,263,076     113,951,492

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value, 40,000,000
   shares authorized; 10,095,180 and 10,089,346 shares
   issued and outstanding at September 30, 1998 and
   December 31,1997, respectively .............         100,951         100,893
  Additional paid-in capital ..................      39,908,756      39,906,814
  Retained deficit ............................     (34,832,209)       (746,176)
                                                  -------------   -------------
         Total stockholders' equity ...........       5,177,498      39,261,531
                                                  -------------   -------------
         Total liabilities and stockholders'
          equity ..............................   $ 124,440,574   $ 153,213,023
                                                  =============   =============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          ---------------------------------       ---------------------------------
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                          ---------------------------------       ---------------------------------
                                                               1998                1997                 1998                1997
                                                          -------------       -------------       -------------       -------------
Net revenues .......................................      $  27,950,170       $  40,504,088       $  90,891,688       $ 108,582,680

Direct expenses ....................................         13,601,084          17,451,773          47,298,681          48,981,775
                                                          -------------       -------------       -------------       -------------
Gross profit .......................................         14,349,086          23,052,315          43,593,007          59,600,905

Other costs and expenses:

  General and administrative. ......................         14,179,333          16,214,442          43,133,964          46,048,540
  Depreciation and amortization ....................          1,579,483           1,285,725           9,325,008           3,616,038
  Provision for doubtful accounts ..................          5,890,576           1,960,557          17,403,663           6,738,472
                                                          -------------       -------------       -------------       -------------
        Total costs and expenses ...................         21,649,392          19,460,724          69,862,635          56,403,050
                                                          -------------       -------------       -------------       -------------
Income (loss) from operations ......................         (7,300,306)          3,591,591         (26,269,628)          3,197,855

Interest expense, net ..............................          2,930,512           1,437,301           7,965,882           3,214,765
                                                          -------------       -------------       -------------       -------------
Income (loss) before income taxes ..................        (10,230,818)          2,154,290         (34,235,510)            (16,910)

Provision for income taxes .........................           (348,133)            861,716            (149,477)            218,271
                                                          -------------       -------------       -------------       -------------
Net income (loss) ..................................      $  (9,882,685)      $   1,292,574       $ (34,086,033)       $ (235,181))
                                                          =============       =============       =============       =============
Net income (loss) per common share .................      $        (.98)      $         .13       $       (3.38)           $ (.02))
                                                          =============       =============       =============       =============
Weighted average common shares outstanding .........         10,095,180          10,064,000          10,093,389          10,042,957
                                                          =============       =============       =============       =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                          ----------------------------
                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
Cash flows from operating activities:
  Net loss ............................................   $(34,086,033)   $   (235,181)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization ....................     11,980,204       6,029,171
     Proceeds on disposition on assets ................     (3,949,986)         31,427
     Changes in operating assets and
      liabilities, net of acquired businesses:
       Accounts receivable, net .......................     (4,009,006)    (16,153,174)
       Prepaid expenses and other assets ..............     (2,677,735)        813,299
       Deferred income taxes ..........................           --          (721,598)
       Accounts payable and accrued expenses...........      2,297,748       3,552,943
       Deferred revenue ...............................           --          (946,904)
       Income taxes ...................................      5,134,763      (1,146,174)
                                                          ------------    ------------
          Net cash used in operating activities .......    (25,310,045)     (8,776,191)
                                                          ------------    ------------
Cash flows from investing activities:
  Payments and adjustments for business
   acquisitions, net of cash acquired .................         53,422     (13,433,786
  Additions to property and equipment .................        873,195      (4,744,404)
                                                          ------------    ------------
          Net cash used in investing
           activities .................................        926,617     (18,178,190)
                                                          ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of debt ......................     44,468,557      30,946,579
  Payments on debt and capital lease
   obligations ........................................    (40,254,002)     (4,221,294
  Issuance of common stock ............................          2,000         229,096
                                                          ------------    ------------
          Net cash provided by financing
           activities .................................      4,216,555      26,954,381
                                                          ------------    ------------
Net decrease in cash and cash equivalents .............    (20,166,873)           --
Cash and cash equivalents, beginning of
 period ...............................................     21,820,308            --
                                                          ------------    ------------
Cash and cash equivalents, end of period ..............   $  1,653,435    $          0
                                                          ============    ============
Supplemental disclosure of cash flow information:
 Debt issued in acquisitions ..........................   $       --      $  1,450,000
 Liabilities and debt assumed in
  acquisitions ........................................           --           876,756
 Issuance of capital lease obligations ................         77,510       5,626,303

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") for the three and nine months ended September 30, 1998 and 1997. All significant intercompany transactions have been eliminated. Direct expenses on the statements of income include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the statements of income have been reclassified from earlier presentations.

2.  Basis of Reporting

      The Company recorded a net loss of approximately $(15.6) million for the year ended December 31, 1997 and a net loss of approximately $(34.1) million for the nine months ended September 30, 1998 and had negative cash flow from operations for both periods. The Company expects to report additional net losses and negative cash flow amounts for the remainder of 1998. These factors have negatively impacted the Company's overall liquidity position in 1998 raising substantial doubt about the Company's ability to continue as a going concern.

      Management has taken the following actions during 1998 with respect to these matters: (i) established a secured working capital finance relationship (see Note 4.), (ii) obtained additional equipment lease finance facilities,
(iii) substantially reduced its on-going loss exposure from Medicare nursing operations (see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview"), (iv) initiated a program to reduce corporate operating expenses, (v) realized approximately $5.8 million of cash flow from tax positions and (vi) identified non-core business operations for sale (see
Note 10.). The Company has also engaged investment banking services to assist in evaluating various approaches to strengthen and grow the Company. Management is actively developing a plan of recapitalization.

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

      On December 1, 1997, an offering of senior notes was completed to refinance indebtedness outstanding under the previous bank credit facility. The Company sold $80 million principal amount of 11% Senior Notes due December 1, 2004 (the "Senior Notes") to qualified institutional buyers in reliance on the exemption from the registration requirements of the Securities Act of 1933 as amended by Rule 144. The Senior Notes bear interest at the rate of 11% per annum, payable in arrears on June 1 and December 1 of each year, commencing June 1, 1998. The Company filed a Form S-4 registration statement with the Securities and Exchange Commission to register the Senior Notes so the original restricted notes could be exchanged, at the option of the holder, for identical notes without resale or transfer restrictions. The exchange offer was completed during the second quarter of 1998. The Indenture under the Senior Notes prohibits the Company from incurring additional indebtedness (other than certain limited permitted indebtedness) or issuing preferred equity instruments unless the consolidated fixed charge ratio is greater than 2.0 to 1. At September 30, 1998, the Company's consolidated fixed charge ratio is less than 2.0 to 1. The Indenture, however, does permit the Company to incur indebtedness under any credit facility in an amount not to exceed $20.0 million (See Note 4). As a result of the liquidity factors discussed in Note 2, there is substantial doubt about the Company's ability to meet its December 1, 1998 debt service obligation on the Senior Notes, and any such failure to meet the December 1, 1998 debt service obligation could have a material adverse effect on the Company.

4. Borrowings:

       During the second quarter of 1998, the Company replaced its revolving credit line with a two-year secured line of credit with a maximum availability of $15 million and a current availability of $10.5 million. Advances are based on 80% of the net collectable value of the Company's accounts receivable and a pledge of the stock of a company subsidiary. "Net Collectable Value" is defined as the amount the Company bills third party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company also pays a collateral management fee of 0.083% per month on the average outstanding balance. Collections of receivables by the Company are credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company. As of September 30, 1998, the Company had approximately $9.9 million outstanding under the line.

5. Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled "Earnings Per Share" which requires publicly held companies with potentially dilutive securities to change their earnings per share computation for years ending after December 15, 1997, and show a basic earnings per share (based on the weighted average number of common shares outstanding) and a diluted earnings per share (based on the weighted average number of common shares outstanding plus the effect of all dilutive securities, such as stock options and warrants). The Company adopted SFAS No. 128 in the fourth quarter of 1997. Basic and diluted net income (loss) per common share are the same in each period presented.

6. Income Taxes

      As a result of the net loss recorded during the nine months ended September 30, 1998, and the inability to carry the net loss back to prior periods, the Company did not record a federal income tax benefit for the nine months ended September 30, 1998. The 1998 benefit through September 30, 1998 relates to estimated state tax benefits.


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


8. Amounts Due Medicare

      As of September 30, 1998, the Company estimated net payables (cost report and PIP overpayment) on demand to Medicare of approximately $4.9 million. The Company is in the process of confirming the liability and negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed items will be accepted by Medicare, and any such failure to obtain a revised payment plan will have a material adverse effect on the Company.

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


10. Subsequent Event

      In November, 1998, the Company entered into an agreement to sell its operations in Louisiana. The sale proceeds along with collection of the accounts receivable are expected to produce a positive cash flow of approximately $6.0 million. The Company expects to record a net loss on the sale of approximately $1.4 million during the fourth quarter of 1998. As a result of the sale, the Company expects its current availability under its revolving credit line to be reduced by $.7 million to $9.8 million, sixty (60) days following the closing date of the Southern Medical Mart sale.

11. Common Stock

      The Company's Common Stock is currently listed on The Nasdaq SmallCap Market via an exception from the minimum bid price filing requirement. While the Company fails to meet this requirement, the Company was granted a temporary exception from this standard which will expire on December 28, 1998. In order for the Company's stock to continue to be listed on The Nasdaq SmallCap Market, its share must trade at or above $1.00. In the event the Company is deemed to have met the terms of the expectation, it shall continue to be listed on The Nasdaq SmallCap Market. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed in the OTC Bulletin Board. For the duration of the exception the Company's Nasdaq symbol will be HCORC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------
OVERVIEW

      The Company provides integrated home health care services including nursing, respiratory therapy/medical equipment and infusion therapy in eight states in the southwestern and central United States.

      The Company's net revenue mix has changed dramatically as a result of acquisitions and internal growth, shifting from predominantly nursing services to higher margin respiratory therapy/medical equipment and infusion therapy businesses. Following is a breakdown of net revenue mix (dollars in thousands):

                                    THREE MONTHS ENDED SEPT. 30,              NINE MONTHS ENDED SEPT. 30,
                              --------------------------------------    --------------------------------------
                                      1998                 1997                1998                 1997
                              -----------------    -----------------    -----------------    -----------------
Commercial Nursing ........   $  4,059     14.5%   $  4,162     10.3%   $ 12,617     13.9%   $  9,021      8.3%
Medicare Nursing ..........      1,184      4.2      16,281     40.2       9,565     10.5      47,450     43.7
Respiratory therapy/medical
    Equipment .............     14,664     52.5      12,189     30.1      44,036     48.4      30,175     27.8
Infusion therapy ..........      4,960     17.7       4,876     12.0      14,458     15.9      14,510     13.4
State Programs ............      1,748      6.3       1,451      3.6       5,803      6.4       3,176      2.9
Other .....................      1,335      4.8       1,545      3.8       4,412      4.9       4,251      3.9
                              --------    -----    --------    -----    --------    -----    --------    -----
                              $ 27,950    100.0%   $ 40,504    100.0%   $ 90,891    100.0%   $108,583    100.0%
                              ========    =====    ========    =====    ========    =====    ========    =====

      The Company has experienced a significant change in its operating environment due to substantial changes and reductions made in reimbursement for Medicare Part A nursing and therapy services. Medicare's complex revised methodology required the Company to assess the economic impact of the reduced reimbursement and re-evaluate its participation in the Medicare program. The Company implemented a restructuring of its operations through branch closures during 1998. As of September 30, 1998, the Company estimated net payables (cost report and PIP overpayment) on demand to Medicare of approximately $4.9 million. The Company is in the process of confirming the liability and negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed items will be accepted by Medicare, and any such failure to obtain a revised payment plan will have a material adverse effect on the Company.

      The Company's net revenues for the for-profit business lines grew approximately 10.5% in the third quarter of 1998 and 33% for the nine months of 1998 compared to the same periods of 1997. Adjusted for acquisitions and Medicare oxygen reimbursement cuts, same store net revenues grew approximately 12% in the third quarter of 1998 and 31% for the first nine months of 1998. This rapid increase of for-profit volume occurring simultaneously with an 80% year-to-date reduction of Medicare nursing net revenues has placed significant challenges on management. The result has been a re-alignment of the Company's operations and a reduction in its liquidity position.

      The Company has also continued to experience difficulties in collecting from managed care organizations. These issues have led the Company to terminate or sharply reduce its relationships with three such organizations and other relationships are currently under review. The Company recorded a substantial increase in the provision for doubtful accounts during 1998 as a result of these collection difficulties.

      The nine month loss of $(34.1) million in 1998 is attributable primarily to (i) goodwill write-off of approximately $4.8 million relating to the Medicare nursing program, (ii) additional provision for doubtful accounts of $11.0 million, (iii) a loss from nursing operations of approximately $20 million including additional provision for doubtful accounts of $0.9 million and a $6.7 million revenue adjustment as the result of 1998 Medicare per-visit cost and per-beneficiary limitations.

RESULTS OF OPERATIONS

      The following table sets forth certain items included in the Company's unaudited condensed consolidated statements of income as a percentage of net revenues:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                     ------------------      -----------------
                                       1998        1997       1998       1997
                                    ----------  ---------  ---------- ----------
Net revenues ....................     100.0%      100.0%     100.0%      100.0%
Direct expenses .................      48.7        43.1       52.0        45.1
                                    ----------  ---------  ---------- ----------
Gross profit ....................      51.3        56.9       48.0        54.9
Other costs and expenses:
    General and
     administrative .............      50.7        40.0       47.5        42.4
    Depreciation and
     amortization ...............       5.6         3.2       10.2         3.3
    Provision for doubtful
     accounts ...................      21.1         4.8       19.2         6.2
                                    ----------  ---------  ---------- ----------
            Total costs
             and expenses .......      77.4        48.0       76.9        51.9
                                    ----------  ---------  ---------- ----------
Loss from operations ............     (26.1)        8.9      (28.9)        3.0
Interest, net ...................      10.5         3.6        8.8         3.0
                                    ----------  ---------  ---------- ----------
Loss before income taxes ........     (36.6)        5.3      (37.7)       (0.0)
Provision (credit) for
 income taxes ...................      (1.2)        2.1       (0.2)        0.2
                                    ----------  ---------  ---------- ----------
Net Loss ........................     (35.4)%       3.2%     (37.5)%      (0.2)%
                                    ==========  =========  ========== ==========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      NET REVENUES. Net revenues decreased from $40.5 million for the three months ended September 30, 1997 to $28.0 million for the same period in 1998, a decrease of $12.5 million, or 30.9%. This decrease is attributable to a reduction in Medicare nursing revenues resulting from regulatory changes, which lead the company to substantially exit this line of business. Volume lost as a result of this action was partially offset by an increase in net revenues from growth in respiratory therapy, commercial nursing and state Medicaid waver programs.

      DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses decreased from $17.5 million for the three months ended September 30, 1997 to $13.6 million for the same period in 1998, a decrease of $3.9 million, or 22.3%. This decrease is largely the result of closing Medicare nursing offices during 1998.

      GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other non-patient care operating expenses. These costs decreased from $16.2 million for the three months ended September 30, 1997 to $14.2 million for the same period in 1998, a decrease of $2.0 million, or 12.4%. The general and administrative expenses increased as a percent of net revenues from 40.0% in 1997 to 50.7% in 1998. The rapid reduction of Medicare nursing revenue contributed to a higher ratio of general and administrative expenses. Additionally, central office overhead and certain field office costs could not be reduced as rapidly as the Medicare nursing cost; therefore additional expenses were shifted to the for-profit businesses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.3 million for the three months ended September 30, 1997, to $1.6 million for the same period in 1998, an increase of $.3 million, or 23%. The increase is primarily due to increased depreciation of capital expenditures for purchases of home medical equipment to service the growing respiratory/infusion therapy business.

      PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $2.0 million for the three months ended September 30, 1997, to $5.9 million for the same period in 1998, an increase of $3.9 million, or 195%. This increase is primarily due to the Company's continued difficulties in collecting from managed care organizations. As a percentage of net revenues, the provision for doubtful accounts has increased from 4.8% for the three months ended September 30, 1997 to 21.1% for the same period in 1998.

      INTEREST, NET. Interest, net increased from $1.4 million for the three months ended September 30, 1997, to $2.9 million for the same period in 1998, an increase of $1.5 million, or 107%. This increase is primarily a result of the issuance of the 11% Senior Notes on December 1, 1997.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased from a liability of $.9 million for the three months ended September 30, 1997, to a receivable of $.3 million for the same period in 1998, a decrease of $1.2 million, or 133%. The 1998 provision relates to state tax benefits.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      NET REVENUES. Net revenues decreased from $108.6 million for the nine months ended September 30, 1997 to $90.9 million for the same period in 1998, a decrease of $17.7 million, or 16.3%. This decrease is attributable to a reduction in Medicare nursing revenues resulting from regulatory changes and office closures. This impact was partially offset by an increase in net revenues generated from growth in respiratory therapy, infusion therapy, and commercial nursing and state Medicaid waver programs.

      As a result of 1998 Medicare per-visit cost and per-beneficiary limitations enacted by the Medicare Interim Payment System (IPS), the Company recorded a $6.7 million revenue adjustment during 1998. This revenue adjustment is based on estimates of the potential effect these reimbursement changes will have on the Company's 1998 results of operations. The actual effects related to the per-beneficiary limits could differ from the estimates used during 1998.

      DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses decreased from $49.0 million for the nine months ended September 30, 1997 to $47.3 million for the same period in 1998, a decrease of $1.7 million, or 3.5 %. This decrease is attributable to closing Medicare nursing offices during the year, which resulted in direct cost reductions of $13.0 million. As a percentage of net revenues, direct expenses increased from 45.1% for the nine months ending September 30, 1997 to 52.0% for the nine months ending September 30, 1998.

      GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other non-patient care operating expenses. These costs decreased from $46.0 million for the nine months ended September 30, 1997 to $43.1 million for the same period in 1998, a decrease of $2.9 million, or 6.3%. The decrease is attributable to the closure of 60 nursing offices and their associated overhead expenses. The general and administrative expenses increased as a percent of net revenues from 42.4% in 1997 to 47.5% in 1998. The rapid reduction of Medicare nursing revenues contributed to a higher ratio of general and administrative expenses. Respiratory therapy/medical equipment and infusion therapy businesses are proportionately higher because the majority of all personnel costs for these businesses are classified in this category.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $3.6 million for the nine months ended September 30, 1997, to $9.3 million for the same period in 1998, an increase of $5.7 million, or 158%. The increase is primarily due to a $4.8 million goodwill write-off and increased depreciation of capital expenditures for purchases of home medical equipment to service the growing respiratory/infusion therapy business.

      PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts decreased from $6.7 million for the nine months ended September 30, 1997, to $17.4 million for the same period in 1998, an increase of $10.7 million, or 160%. This increase is primarily due to an $11.0 million increase in the allowance for doubtful accounts as a result of the Company's increased difficulties in collecting from certain managed care relationships. As a percentage of net revenues, the provision for doubtful accounts has increased from 6.2% for the nine months ended September 30, 1997, to 19.2% for the same period in 1998.

      INTEREST, NET. Interest, net increased from $3.2 million for the nine months ended September 30, 1997, to $8.0 million for the same period in 1998, an increase of $4.8 million, or 150%. This increase is primarily a result of the issuance of the 11% Senior Notes on December 1, 1997.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased from an expense of $.2 million for the nine months ended September 30, 1997, to a benefit of $.15 million for the same period in 1998, a decrease of $.35 million or 175%. The 1998 provision relates to state tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements are for debt service and additional working capital to fund growth of the Company's for-profit business lines. The Company recorded a net loss of $(34.1) million for the nine months ended September 30, 1998 and had negative cash flow from operations. The Company expects to have additional losses and negative cash flow in the fourth quarter of 1998. This negatively impacts the availability of the Company's current financing sources and is expected to decrease the Company's overall liquidity position during the remainder of 1998 creating a concern about the Company's ability to continue as a going concern. Management has taken the following actions during 1998 with respect to these matters: (i) established a secured working capital finance relationship, (ii) obtained additional equipment lease finance facilities, (iii) substantially reduced its on-going loss exposure from Medicare nursing operations, (iv) initiated a program to reduce corporate operating expenses, (v) realized approximately $5.8 million of cash flow from tax positions and (vi) identified non-core business operations for sale. The Company has also engaged investment banking services to assist in evaluating various approaches to strengthen and grow the Company. Management is actively developing a plan of recapitalization.

      At September 30, 1998, the Company had current assets of $52.7 million and current liabilities of $38.5 million, resulting in working capital of $14.2 million as compared to working capital of $45.0 million as of December 31, 1997. Working capital decreased by $30.8 million primarily as a result of the net loss for the nine months ended September 30, 1998.

      Accounts receivable at September 30, 1998, were $42.6 million, compared to $38.6 million at December 31, 1997. Days of Sales Outstanding ("DSO"), defined as trade accounts receivable divided by average daily net revenues for the preceding three months, were 128 as of September 30, 1998, compared to 94 at December 31, 1997. The increase in DSO from December 31, 1997 to September 30, 1998 is attributable primarily to an overall increase in net revenue from respiratory therapy/medical equipment and infusion therapy. Historically these lines of business have higher DSO and slowness by third parties in paying. In addition, Medicare nursing, which produces shorter dated receivables has sharply declined. Also, Medicare has implemented a policy to slow, by 14 days, the payment of respiratory/medical equipment billings. The Company is continuing intensified initiatives to address the increase in DSO, including adding more experienced billing and collecting management, commencing installation of an electronic claims submission system, and more closely managing the billing and collecting process to increase efficiency and effectiveness.

      Net cash used in operating activities increased from $8.8 million for the nine months ended September 30, 1997, to $25.3 million for the same period in 1998, or an additional cash outflow of $16.5 million. The year-to-date net loss, increase in accounts receivable and the reduction in debt obligations were primarily responsible for the reduction in operating cash during 1998. Net cash used in investing activities decreased from $18.2 million for the nine months ended September 30, 1997 to $.9 million for the same period in 1998. Net cash provided by financing activities decreased from $27.0 million for the nine months ended September 30, 1997 to $4.2 million for the same period in 1998 primarily as a result of reduced net borrowings. The Company utilizes capital leases to acquire equipment, primarily information technology equipment and medical equipment needed to accommodate increased sales volume in the respiratory therapy/medical equipment business. Such lease amounts were $5.6 million and $0.07 million for the nine months ended September 30, 1997 and 1998, respectively. The Company obtained lease financing and deferred payment terms from two significant home medical/respiratory equipment vendors during 1998.

      As of September 30, 1998 the Company estimated net payables (cost report and PIP overpayment) on demand to Medicare of approximately $4.9 million. The Company is in the process of confirming the liability and negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed terms will be accepted by Medicare, and any such failure to obtain a revised payment plan will have a material adverse effect on the Company.

      As of September 30, 1998, the Company had a cash balance of $1.7 million. The Indenture under the Company's Senior Notes prohibits the Company from incurring additional indebtedness (other than limited permitted indebtedness) or issuing preferred equity interests (as defined in the Indenture) unless the consolidated fixed charge ratio is greater than 2.0 to 1. At September 30, 1998, the Company's consolidated fixed charge ratio is less than 2.0 to 1. The Indenture, however, does permit the Company to incur indebtedness under any credit facility in an amount not to exceed $20.0 million.

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

      The Company has been advised by its independent public accountants that, if the Company's operations do not improve significantly and/or additional sources of financing deemed clearly adequate to support 1999 operations and other cash requirements are not obtained or freely available to the Company prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1998, their auditors report on those financial statements would be modified for going concern matters.

YEAR 2000 ISSUE

      The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

      Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were not originally designed to operate after December 31, 1999. If not corrected, many computer programs and databases could fail or create erroneous results relating to the year 2000. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the Year 2000 issue could have a material adverse effect on the Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

      The Company is in the process of addressing the possible exposures related to the impact on its computer programs and databases of the Year 2000 issue. Key management information systems and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required program and database modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed during fiscal 1999. The Company is also focusing on major payors, which consist of third-party payors such as state and federal government, and managed care plans and certain key software suppliers to assess their compliance. The Company expects to complete such assessment by June 30, 1999. In the event a material payor or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

      The cost incurred to date related to these programs have not been material and the Company does not expect its future costs related to these programs to be material. Such costs have been and will continue to be funded through operating cash flows. The Company presently believes that the total cost of achieving Year 2000 compliance will not be material to its financial condition, liquidity, or results of operations.

      Time and costs estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and costs of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's payors and significant suppliers.

The proceeding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment, and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

        (a)    Exhibits:

      EXHIBIT
      NUMBER                 DESCRIPTION OF EXHIBIT
      ------                 ----------------------
        11             Computation of net income per common equivalent share


        (b) The Company filed no reports on Form 8-K during the quarterly period ended September 30,1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTHCOR HOLDINGS, INC.

Date:  November 19, 1998               By: /s/ S. WAYNE BAZZLE
                                       S. Wayne Bazzle, Chairman of the
                                       Board and Chief Executive Officer