Form 10-K
period 1998-12-31
HEALTHCOR HOLDINGS INC
filed 1999-04-26
CIK 1015604

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
OF 1934 (FEE REQUIRED)
                      For the Year ended December 31, 1998
                                       or
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
---
1934  FOR THE TRANSITION PERIOD FROM ______ TO ________.

                            HEALTHCOR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              8090                                      75-2294072
 (State or other jurisdiction                        (Primary Standard Industrial                       (I.R.S. Employer
of incorporation or organization)                     Classification Code Number)                      Identification No.)

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

                              Yes  X       No
                                  ---         ---

          Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [ ]

          The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of April 7, 1999 was $10,343,340. All outstanding shares of common stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

                      Documents Incorporated by Reference
                      -----------------------------------

          Part III incorporates by reference portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

All statements, other than statements of historical facts, included in this report, including the Company's ability to achieve significant expected cost savings or synergies from the closing or consolidation of offices and other restructuring efforts, and the plans, objectives and expectations of management, are forward looking statements. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward looking statements involve risks and uncertainties, the Company's actual results could differ materially. The Company disclaims any intent or obligation to update its forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

                              Recent Developments

  Recent Financial Performance. HealthCor's net revenues for the three months ended December 31, 1998, decreased by 28% to $24.9 million compared to $34.6 million recorded in the same period of 1997. HealthCor reported a net loss for the quarter ended December 31, 1998 of $(64.2) million compared to net loss for the fourth quarter of 1997 of $(15.4) million. The Company also recorded a loss per share for the quarter of $(6.36) on 10.1 million average shares outstanding compared to a loss of $(1.53) per share on 10.1 million average shares outstanding in the fourth quarter of 1997.

  HealthCor's net revenues during 1998 decreased by 19.1% to $115.8 million compared to $143.2 million recorded in 1997. The net loss for 1998 was $(98.3) million compared to net loss of ($15.6) million in 1997. The net loss per share for 1998 was $(9.74) on 10.1 million average shares outstanding compared to basic loss per share of $(1.56) on 10.1 million shares outstanding in 1997.

  The net loss for the three months ended December 31, 1998, resulted from among the following factors. The Company recorded a pre-tax goodwill write-off of $27.0 million as a result of certain unamortized goodwill balances that were evaluated and deemed impaired. In addition, the Company also recorded an additional provision for doubtful accounts of $20.6 million and a loss on disposition of assets of $1.5 million.

  The Company does not have adequate liquidity or available sources of financing to meet its contractual debt obligations and settle its other liabilities.
These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed at "Recent Developments Sale of Company." Also, see "Management's Discussion and Analysis
- Liquidity and Capital Resources."

  In connection with their 1998 audit, the Company's independent public accountants have issued a material weakness letter under standards established by the American Institute of Certified Public Accountants. During 1998, HealthCor experienced a significant amount of turnover in its operations and financial personnel. The Company also converted several of its billing systems. As a result of the changes in personnel, the conversion process was not adequately supervised, resulting in significant, unreconciled conversion differences. These differences were charged off in 1998. In addition, the lack of experienced and trained operations and finance personnel during 1998 resulted in the untimely reconciliation, processing and evaluation of certain cash, accounts receivable, accounts payable, and third-party reimbursement accounts. As a result, significant adjustments were required to the consolidated financial statements at December 31, 1998. Management is aware of the weakness in its accounting processes and the lack of trained staff. Despite the Company's awareness of the material weakness and ongoing efforts to recruit additional accounting professionals, train the current staff, and improve accounting and financial reporting systems, there can be no assurance that the Company's efforts will result in any improvement of the Company's financial position.

  Pending Litigation. On March 20, 1998, the Company and several of its former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's Common Stock from March 31, 1997 through and including March 31, 1998. The Company has filed a motion to dismiss the lawsuit which is pending before court for determination, otherwise the Company intends to vigorously defend the lawsuit. The Company intends to vigorously defend the lawsuit but is unable to assess the likelihood of success in this litigation, which is in the early stage of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

  Regulatory Changes; Closing of Nursing Offices. Congress has adopted a per-beneficiary limit on reimbursement for home nursing services based upon historical cost, and on March 31, 1998 and August 11, 1998, published regulations which set forth the national and regional medians on which such limits should be based. The per-beneficiary limits had an adverse effect on the Company's Medicare nursing operations.

  Other regulatory changes have reduced the level of reimbursement available to the Company. On January 2, 1998 and August 11, 1998, HCFA published final Medicare nursing per-visit cost limitation guidelines, which reduced per-visit cost limitations for the Company by approximately 18%-20% for 1998. Also, regulations effective February 1, 1998, eliminated venipuncture as a qualifying service for Medicare nursing visits, which materially reduced the Company's Medicare nursing revenues. In addition, reimbursement rates for Medicare home oxygen services, which represented approximately 6% of the Company's annualized revenues in 1997, were reduced by 25.0% in 1998, and are to be reduced by an additional 5% in 1999.

  During the first quarter of 1998, the Company was subject to Medicare cost limitations for home nursing that were lower than the Company's operating expenses for that period, resulting in the Company's Medicare nursing expenses exceeding reimbursable limits by $5.6 million. This amount was recorded at March 31, 1998. To achieve cost savings in order to attempt to operate within the Medicare nursing cost limitations, the Company closed substantially all of its remaining Medicare nursing offices during 1998. These actions and the regulatory and reimbursement changes described above reduced 1998 Medicare nursing revenue from the 1997 level by at least $47.8 million or 82.6%.

  Accounts Receivable Management. The Company's results for 1998 were adversely affected by additional provisions for doubtful accounts of $31.6 million. The additional provisions for doubtful accounts resulted from the Company's continued difficulties in collecting from certain managed care organizations, its failure to timely file claims with payors, difficulty in obtaining accurate patient data, and maintenance of effective quality control and processes and procedures in the revenue cycle.

  Senior Notes; Credit Facilities. On December 1, 1997, the Company issued $80.0 million aggregate principal amount of its 11% Senior Notes due 2004 (the "Notes"). On January 13, 1998, the Company filed a Registration Statement on Form S-4 with respect to the Notes and on February 10, 1998, commenced an Offer to Exchange the Notes for registered Exchange Notes (the "Senior Notes"). The Exchange Offer was completed during the second quarter of 1998. The Company is currently in default under the Senior Notes as it was unable to meet its December 1, 1998 interest payment obligation. On December 23, 1998, the principal holders of the 11% Senior Notes (the "Principal Holders") provided working capital advances of $6.0 million under a convertible loan agreement. Through April 21, 1999, the Principal Holders have amended the convertible loan agreement five times to provide additional working capital advances of $8.1 million. The convertible loan agreement is due December 31, 1999, and accrues interest at 11% per annum increasing to 13% per annum in the event of any non-payment of principal or interest amounts due. The convertible loan agreement is secured by a pledge of the stock of the Company, as well as a security interest in substantially all of the assets of the Company and its subsidiaries. As of April 21, 1999, the Company is in default of several of the financial covenants in the convertible loan agreement. The lender, however, has agreed to forbearances for the default on both the convertible loan agreement and the Senior Notes.

  In the second quarter of 1998, the Company replaced its revolving credit line with a two-year secured line of credit with a maximum availability of $7.8 million at December 31, 1998. Advances are based on 80% of the net collectible value of the Company's accounts receivable. "Net Collectible Value" is defined as the amount the Company bills third party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company will also pay a collateral management fee of 0.083% per month on the average outstanding balance. Collection of the receivables by the Company will be credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company. The Company had approximately $5.8 million outstanding under the line and availability of $2.0 million at December 31, 1998. The Company also had a separate loan of $2.0 million outstanding, secured by the stock of a subsidiary, from the same lender at December 31, 1998. The loan carries the same interest rate as the line and is due on demand.

  The secured line of credit, 11% Senior Notes and the convertible loan agreement all contain cross default provisions. In the event that there is default under one of the agreements, these provisions trigger a cross default of the other agreements. There has been no default under the provisions of the secured line of credit and the Principal Holders of the Senior Notes and the convertible loan agreement have issued forbearances to the Company. The Principal Holders have the risk for default for both the Senior Notes and the convertible loan agreement and amendments.

  Sale of Company. The Company has engaged the consulting firm of Chanin, Kirkland, and Messina (CKM) to act as financial advisor and agent to the Company in connection with (a) the private placement or raising of (i) a revolving Credit Facility; (ii) a term loan; (iii) subordinated notes; and (iv) equity on a best efforts basis on terms satisfactory to the Company and (b) the potential re-capitalization or restructuring of the balance sheet of the Company. In that capacity, CKM has been engaged in contacting individuals and companies that may be interested in acquiring all or parts of the Company's assets and/or operations. As of April 21, 1999, the Company was continuing to evaluate various inquiries but had not accepted any offer. The Company continues to receive inquiries and requests for information on its operations. The Company continues to seek buyers of Quest Personnel Services (Quest), its personnel placement division; and CCS, its Texas Medicaid waivered nursing program. There is no assurance that the Company will be successful in finding a buyer for all or part of the Company, Quest or CCS.

  While CKM is marketing the Company, management has implemented an operating strategy that is designed to position the Company to continue operating in the event a suitable buyer is not found. Management is evaluating the Company's current payor contracts to determine if it should cancel, renegotiate or continue to accept the current terms. Management is considering steps to increase payor and provider awareness of the Company as an active provider in each of the communities where it has a presence. Finally, management is evaluating each of its offices by product line to determine what actions need to be taken to increase productivity, volume, and efficiency of operations. While these actions are designed to improve profitability by product line, there is no assurance that the outcomes will result in any improvement of the Company's financial position.

The Company

  The Company currently has 51 offices in eight states. The Company has diversified its business mix from 98% home nursing in 1990 to 8.7% home nursing for the year ended December 31, 1998. This shift reflects the addition and growth of respiratory therapy/home medical equipment and infusion therapy services and the closure of substantially all of its Medicare nursing offices. The Company expects that it will continue to shift its business mix towards respiratory therapy/home medical equipment and infusion therapy. Home nursing, however, will continue to represent a part of the Company's business mix because managed care organizations and other referral sources offer the benefit to their subscribers. Due to the low rates currently being paid for home nursing, the Company will continue to evaluate its nursing operations to ensure that it is offering services at a cost and rate that benefits the Company.

  The Company believes its development and implementation of financial and clinical management information systems for providing home health care will result in a competitive advantage when fully operational. Upon the complete implementation of its proprietary medical information system network, Medisyn(TM), expected to occur in late 1999, the Company believes that it will be able to achieve additional cost savings, increase productivity and capture outcomes data that will provide advantages in obtaining managed care business and adapting to regulatory and reimbursement changes.

Industry Overview

  Home health care has been among the fastest growing segments of the health care industry with estimated annual expenditures of $42.0 billion in 1998, up from an estimated $12.9 billion in 1990, representing a compounded annual growth rate of approximately 16%. The underlying growth factors in the home health care industry include: (i) the cost-effective nature of home health care; (ii) an increasing number of patients due to growth in the elderly population; (iii) technological advances that expand the range of home health care procedures; and
(iv) patient preference for treatment in the home. The Company believes, that despite ascertainable published information on the health care sector, that the industry has experienced severe financial pressure and has contracted significantly.

  The home health care industry is highly fragmented with more than 20,000 providers delivering home health care services in the United States, most of which use unsophisticated information technology systems. Many of these companies are local providers that offer a limited scope of services in a defined geographical area and lack the capital necessary to substantially expand their operations. Managed care organizations and cost containment initiatives by payors have driven the growth of home health care by emphasizing lower cost alternatives to hospitals and skilled nursing facilities. These organizations and payors seek coordinated, consistent quality home health care across broad geographic areas in order to serve their patients more effectively.

Business Strategy

  Provide One-Stop Shop Home Health Care Services. HealthCor provides payors, physicians and patients with fully integrated one-stop shop home health care services in several of its markets. The integration of comprehensive home health care services enhances the Company's appeal to managed care organizations and other referral sources that prefer single-source providers of home health care. The Company believes that full integration of services enables it to provide highly coordinated patient care and to increase revenues and profitability by providing multiple services to an individual patient referral.

  Focus on Managed Care Relationships. The Company has intensified its managed care marketing efforts in order to take advantage of the increased market penetration of managed care organizations in the home health care market and the federal government's increasing preference for Medicare beneficiaries to enroll in managed care plans. HealthCor is a provider for a number of large managed care plans.

  Enhance Productivity through Information Technology. The Company seeks to enhance its productivity through the development and use of innovative management information technology that collects and integrates demographic, financial and clinical information. The Company is developing and implementing a proprietary financial and clinical management information system, Medisyn(TM). The Company believes that Medisyn(TM) will improve operations by efficiently servicing increased volumes of managed care referrals, increase productivity gains, reduce costs and provide outcomes data to payors in an environment increasingly influenced by managed care organizations and reimbursement changes. The Company continues to transition its field offices to the CIMS, the proprietary patient intake system. Data entered into CIMS is transmitted to the Company's billing centers increasing the speed and quality of data submission to the payors. In addition, the Company is installing SSI as the front-end editing system to ensure quality control and provide electronic claims submission to the majority of the Company's major payors. See "Financial and Clinical Management Information Systems."

  Sale of Company. The Company has engaged the consulting firm of Chanin, Kirkland, and Messina (CKM) to act as financial advisor and agent to the Company in connection with (a) the private placement or raising of (i) a revolving Credit Facility; (ii) a term loan; (iii) subordinated notes; and (iv) equity on a best efforts basis on terms satisfactory to the Company and (b) the potential re-capitalization or restructuring of the balance sheet of the Company. In that capacity, CKM has been engaged in contacting individuals and companies that may be interested in acquiring all or parts of the Company's assets and/or operations. As of April 21, 1999, the Company was continuing to evaluate various inquiries but had not accepted any offer. The Company continues to receive inquiries and requests for information on its operations. The Company continues to seek buyers of Quest Personnel Services (Quest), its personnel placement division business; and CCS, its Texas Medicaid waivered nursing program. There is no assurance that the Company will be successful in finding a buyer for all or part of the Company, Quest or CCS.

  While CKM is marketing the Company, management has implemented an operating strategy that is designed to position the Company to continue operating in the event a suitable buyer is not found. Management is evaluating the Company's current payor contracts to determine if it should cancel, renegotiate or continue to accept the current terms. Management is considering steps to increase payor and provider awareness of the Company as an active provider in each of the communities where it has a presence. Finally, management is evaluating each of its offices by product line to determine what actions need to be taken to increase productivity, volume, and efficiency of operations. While these actions are designed to improve profitability by product line, there is no assurance that the outcomes will result in any improvement of the Company's financial position.

Managed Care Relationships

  The market for home health services has changed dramatically during 1998. Due to the cost of care, number of home health companies and increased competition, there are very few contracts that remain exclusive to one provider. The Company has one exclusive capitated contract with Physician Health Partners ("the Plan") in Denver, Colorado. The Plan has 42,846 enrolled lives. The only remaining exclusive fee for service contract is with Heritage Southwest Medical Group ("Heritage") located in Dallas, Texas. Heritage has approximately 100,000 enrolled lives. The Company competes directly for all other business with other home health companies.

  The Company is currently bidding for additional capitated contracts with several managed care organizations in two markets. The Company is negotiating the contracts consistent with its strategy to price managed care contracts profitably and continue to provide quality service. There is no guarantee that the Company will be successful in winning the contracts either on an exclusive or non-exclusive basis.

Services and Products

  Home Health. The Company provides a wide range of nursing services to individuals with acute illness, long-term chronic health conditions, permanent disabilities, terminal illness or post-procedural needs. Patients are typically referred to the Company by primary care or specialty physicians and managed care case managers. After reviewing the patient's medical records and treatment plan (which are displayed on PtCT Units), a nurse, therapist or home health aide, where appropriate, provides care to the patient in the home. The plan of care may require a few visits over a short period of time or many visits over several years. The Company provides the following home nursing services:

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

    Therapy services consist of rehabilitation therapies such as physical, occupational and speech therapy to patients recovering from strokes, trauma or certain surgeries, high risk pregnancies, postpartum care, AIDS therapy, various medical social services, and case management services to insurance companies and self-insured employers.

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

    Home Respiratory Therapy/Home Medical Equipment. The Company provides a wide variety of home respiratory, monitoring and medical equipment. Respiratory therapists provide care to the patient according to the physician-directed plan of care and educate the patient and the family or other care giver regarding treatment requirements, use of equipment and self-care. The Company rents, sells and services respiratory equipment for patient use in the home and supplies patients with aerosol medications for use in respiratory therapy treatments. The Company's principal respiratory services include:

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

  The Company also provides monitoring services to assist physicians with diagnosis. The Company's principal monitoring services currently comprise a small portion of the Company's business. Monitoring services include:

    Cardiac monitoring for the detection of arrhythmias, a condition that is responsible for an estimated 500,000 deaths each year in the United States. The Company provides cardiac loop event recorders which are monitored electronically and are efficient and cost-effective arrhythmia detection devices.

    Uterine monitoring which detects records and sends uterine activity information to a prenatal monitoring center. Such monitoring is designed to alert health care professionals of pre-term labor in high-risk pregnancies.

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

    Anti-infective therapy is the infusion of antibiotic medications into a patient's bloodstream to treat a variety of infections and diseases.

    Enteral nutrition is the infusion of essential nutrients through a feeding tube, and is necessary for patients who are unable to orally ingest adequate nutrients.

    Total Parenteral Nutrition is the intraveneous infusion of a nutrient solution to restore and/or maintain electrolyte balance and nutritional status.

    Pain management is provided to patients experiencing acute pain as a result of traumatic injury, surgical procedures disease or other medical disorders. The Company provides a comprehensive approach to pain management that includes a thorough knowledge of available agents, routes of administration and appropriate dosage levels as directed.

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

  Medisyn(TM) consists of the following four principal components, which interface with the others through a central interface engine: (i) a proprietary, customer information management system (CIMS); (ii) hand-held clinical system point of care computers (PtCT Units); (iii) an integrated financial services system (the Lawson System); and (iv) a contract management and billing system (the Innovative Managed Care System or IMACS). Medisyn(TM) processes referrals through CIMS, which captures patient information, creates a patient profile and interfaces with the appropriate billing system(s) to create a billing record. CIMS also assures that the requested services are authorized by the payor. If the referral includes nursing services, the visit and clinical information will be recorded at the patient's home in a PtCT Unit and transmitted via modem to a central data base to be included in the patient profile. After services have been provided, the IMACS system applies the contract terms of the payor and generates a customized invoice, and through an interface provides this information to the Company's financial systems, including cash posting and the general ledger. A description of each principal component follows.

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

  Integrated Financial Services System. The Company has substantially implemented the Lawson System, which is an integrated suite of financial services software, including a general ledger, accounts payable, materials management/purchasing, payroll and human resource elements. The general ledger, accounts payable, payroll and human resource systems are fully operational.

  IMACS. IMACS, the Company's contract management and billing system, will enable the Company to capture the essential elements of payor relationships (including relationships with managed care organizations, other private payors, Medicaid and Medicare), to assess pricing, eligibility, utilization and other information necessary to assure accurate billing and to enhance contract profitability. In addition, IMACS will allow the Company to more effectively manage payor contract terms and to provide payors with a consolidated bill for multiple services. Full implementation of IMACS is expected to be complete in late 1999.

  The Company is in the process of installing the SSI Group, Inc. Claims Management and Eligibility modules. These system modules will ensure the accuracy of HealthCor's claims processing and insurance verification/authorization process. The Claims Management module automates the claim form collection process from initial filing with the primary payor through submission to the secondary payor. The Eligibility module automates verification/authorization of patient insurance benefits. Management feels that, once installed, the system will significantly improve the quality and timeliness of billing submission to third party payors. The system is expected to be operational in late 1999.

Marketing

  During 1998, the Company's marketing efforts were disrupted due to a reduction in work force, numerous resignations within the field sales force and national account management and spending cuts in marketing programs and spending plans. By the end of 1998, the Company had lost or eliminated 10 of 25 marketing positions that existed in 1997. In addition, the closure of 56 Medicare nursing offices had a negative impact on several key integrated service contracts that required the entire contracted area to be served. Accordingly during 1998, the Company implemented a change in marketing strategy from programs designed to generate additional revenue and strengthen key relationships to one of contract and key account maintenance.

  The Company is currently attempting to strategically rebuild its sales and marketing staff in the key markets, with core strategies and programs that will result in revenue growth during the second half of 1999. The Company still believes that a strategy built around meeting managed care organization's demands for pricing, value added services, billing and other special needs will result in increased business growth and other long term benefits.

Quality Improvement

  The Company believes that the quality of services is critical to its ability to obtain referrals and increase revenues and profitability. To assure the delivery of high-quality patient care, and the overall quality of service, the Company's Continuous Quality Improvement plan (CQI) was developed. Each product line has CQI indicators to address those areas, which historically have had complaints or problems. In addition, each office, using the FADE method (focus, analyze, develop, and execute), develops indicators unique to their need or area. There is a corporatewide client satisfaction survey, randomly selected, totaled and evaluated companywide as well as by product line.

  The Company has a validation/verification process beginning with a centralized call center. The call center is responsible for taking referrals, verifying benefits, confirming billing instructions and requesting authorization. This information is entered into a Central Customer Information Management System
(CIMS) which provides information directly to the field offices. Information is only entered once in CIMS, which reduces data entry errors. The billing verification process involves the use and comparison of different sets of data, one from CIMS and another from Patient Care Technologies (PTCT), which is the nursing electronic charting system, and/or delivery tickets and reports generated at the field level for HME and pharmacy.

  The Company is JCAHO accredited in its major market areas.

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

  The Company routinely develops and distributes quality improvement in-service materials, manuals, and forms to its staff. In addition, skilled nurses are initially assigned to a nurse preceptor until the Company believes that these new nurses have acquired a sufficient degree of home health care knowledge and experience. The Company also has implemented an infusion therapy verification program for skilled nurses. The Company is recognized as a provider of continuing education units by the Texas Nursing Association, which is accredited by the American Nursing Credentialing Center.

  The retention of qualified employees is a high priority for the Company. As of December 31, 1998, the Company employed over 2,000 individuals. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union or other collective bargaining organization.

Insurance

  The Company maintains professional liability insurance covering the negligent acts and omissions of its home health care personnel while rendering services. This policy provides coverage of $5.0 million in the aggregate or $5.0 million per occurrence for each policy year. The Company believes that the insurance which it maintains, in relation to the size of its business, is customary in the home health care industry; however, there can be no assurance that any such insurance will be adequate to cover the Company's liabilities. The Company maintains product liability insurance on all of the medical equipment, supplies and pharmaceuticals that it sells, leases or provides to its home health care patients. This insurance provides coverage of $2.0 million in the aggregate or $1.0 million per occurrence for each policy year. The Company also maintains umbrella coverage in excess of its general liability insurance which provides $5.0 million in the aggregate or $5.0 million per occurrence for each policy year.

Competition

  Changes in the Medicare reimbursement structure, increasing agings of accounts receivables for services provided under managed care contracts and market share pricing forced many home health providers out of business in 1998. While much the same is forecasted for 1999, competition within the home health industry remains intense for patients enrolled in either Medicare or managed care plans. During the last half of 1998 low contract pricing proposals by the competition and low margin contract pricing for services provided under current contracts forced the Company to withdraw several contract proposals and cancel a major contract due to delayed payment for services provided.

  Consolidation within the industry through mergers and acquisitions remained common in 1998 and may continue throughout 1999. The merged organizations may intensify the competitiveness within the marketplace if they are successful at providing expanded geographical coverage, employee talent, and marketing and financial resources. The durable medical equipment ("DME") competitive bidding process, intensified regulatory scrutiny, and low margin reimbursement for services will continue to challenge the company during 1999.

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

  The Company is subject to federal laws regulating the repackaging and dispensing of drugs and regulating interstate motor-carrier transportation and state laws regulating pharmacies, nursing services and certain types of home health agency activities. Under state laws, the Company's offices must be licensed prior to commencing business and must renew their licenses periodically. Further, Company offices participating in the Medicare Program as home health agencies or enrolled as durable medical equipment suppliers must meet the Medicare conditions of participation or supplier standards. In addition, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Failure to comply with regulatory laws could expose the Company to criminal and civil penalties, and jeopardize the licensure of one or more of its home health care agencies, or their participation in the Medicare, Medicaid and other reimbursement programs.

  As a provider of services under the Medicare and Medicaid programs, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs anti-kickback statute. This law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any such program. Federal health care programs are any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

  Congress adopted legislation in 1989, known as the "Stark" Law, that generally prohibits a physician ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exemption is available. Additional legislation became effective as of January 1, 1993 known as "Stark II," that extends the Stark Law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all "designated health services," including home health services, durable medical equipment and supplies, outpatient prescription drugs, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company are prohibited from making referrals to the Company, and the Company is prohibited from seeking reimbursement for services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Laws. The scope of the Stark Law is evolving in that extensive amendments to the implementing regulations have been proposed, but not yet issued in final form. The Company believes that it is in compliance with all such laws.

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

  In May 1995, the federal government instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. Texas, the Company's corporate base, was one of the original targeted states. The purpose of this initiative is to identify fraudulent and abusive practices such as billing for services not provided, providing unnecessary services and making prohibited referral payments to health care professionals. Operation Restore Trust has been responsible for significant fines, penalties and settlements. Operation Restore Trust was expanded to cover twelve additional states for the next two years. The program was also expanded to include reviews of psychiatric hospitals, certain independent laboratories and partial hospitalization benefits. Further, the government now applies similar investigation techniques in all fifty states and throughout the Medicare and Medicaid programs. One of the results of the program has been increased auditing and inspection of the records of health care providers and stricter interpretations of Medicare regulations governing reimbursement and other issues. Specifically, the government plans to double the number of comprehensive home health agency audits it performs each year (from 900 to 1800) and also to increase the number of claims reviewed by 25.0% (from 200,000 to 250,000). In general, the application of these anti-fraud and abuse laws is evolving.

  During 1997 and 1998, the home health care industry experienced several significant regulatory and reimbursement changes. In February 1997, the Company learned that HCFA planned to adopt mileage limitations restricting the distance between a nursing agency's principal office and its branches. Texas, where the Company has significant operations, announced that it intended to implement even more restrictive mileage limitation rules for branch offices. As a result of a moratorium on new Medicare provider numbers, HCFA imposed a delay in permitting branch office transfers.

  The Balanced Budget Act of 1997 ("BBA"), enacted in August 1997, and amended in the Tax and Trade Relief Extension Act of 1998, established a new reimbursement system for home nursing services provided by Medicare participating home health agencies, effective for cost reporting periods beginning on or after October 1, 1997, which significantly reduced their Medicare payments. Under this interim payment system ("IPS"), a home health agency is reimbursed the lowest of : (1) its actual costs to the extent deemed reasonable under Medicare reasonable cost reimbursement rules; (2) revised Medicare per-visit cost limits; and (3) new Medicare per-beneficiary cost limits. At present, the IPS is to remain in effect until a new prospective payment system ("PPS") for home health agency services is adopted for cost reporting periods beginning on or after October 1, 2000. The prospective payment system has not yet been developed. Significantly, these changes reduced the Company's Medicare reimbursements in 1998 due to the reduced payment limitations.

          The BBA also reduced the Medicare national payment amounts for oxygen and oxygen equipment used in home respiratory therapy by 25% effective January 1, 1998, and an additional 5% effective January 1, 1999, as well as eliminating inflation updates to the payment rates for those years. Reimbursements for Medicare home oxygen services represented approximately 6% of the Company's annualized revenues in 1997. Further, the BBA has generally eliminated inflation updates under the Medicare durable medical equipment benefits, which had been based upon annual increases in the Consumer Price Index, for the period 1998 through 2002. Many of the Company's services other than home nursing are covered by Medicare under the durable medical equipment benefit. Further, the BBA also limits payments for covered drugs and biologicals billed by Medicare suppliers to 95% of the average wholesale price in each of the years 1998 through 2002.

  The Medicare Program has also instructed its regional Medicare carriers to identify items and services covered under the durable medical equipment benefit that have inherently unreasonable payment rates, based upon price surveys and other means. Such unreasonable payment levels may be reduced by up to 15% per year until reduced to reasonable levels. Carriers can impose these reductions with only an abbreviated notice and comment procedure. How such future reductions may impact the Company is unknown.

  The Medicare Program has also proposed extensive revisions to the Conditions of Participation for home nursing agencies and the coverage standards for durable medical equipment suppliers, some of which were recently adopted in final form. These regulatory amendments would, among other things, generally heighten the requirements to participate in the Medicare Program, require background investigations of all employees, and require the use of standardized measures of quality of care and patient outcomes. The Company believes that it will have the capacity to comply with both the proposed and adopted regulatory changes.

  The BBA contains other provisions that would reduce Medicare reimbursements to acute care hospitals for some Medicare patients who are discharged after a very short inpatient stay from a hospital to a home health agency's care. This provision could have the effect of reducing referrals for home health services by amendments require that reimbursements be based upon the site where the service is rendered rather than the location of the home health agency's principal office. The BBA also requires surety bonds for Medicare and Medicaid participating home health agencies and durable medical equipment suppliers. However, the federal government has not yet implemented the surety bonding requirement. If the Company is unable to obtain surety bonds when such requirements are implemented, which may happen at any time, it could no longer participate in the Medicare Program, which would have a material negative impact on the Company. Other regulatory changes have reduced which services are covered under the Medicare Program for participating home health agencies.
Rules effective February 1, 1998, eliminated venipuncture as a qualifying service for Medicare home health nursing benefits, which negatively impacted the Company's Medicare home health agency revenues.

  Partially in response to these regulatory changes, the Company has closed substantially all of its remaining Medicare home nursing offices during 1998.

Investment Considerations

Ability to Continue as a Going Concern

  The accompanying 1998 consolidated financial statements of the Company have been prepared under generally accepted accounting principles assuming that the Company will continue as a going concern. The Company recorded a net loss of approximately $(98.3) million in 1998 and has negative working capital of $(93.0) million at December 31, 1998. In addition, at April 21, 1999, the Company is in default on its 11% Senior Notes. The Company does not have adequate liquidity or available sources of financing to meet its contractual debt obligations and settle its other liabilities. These factors raise substantial doubt about its ability to continue as a going concern. The 1998 financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Recent Financial Losses

  The Company reported a net loss for the quarter ended December 31, 1998 of $(64.2) million compared to a net loss for the quarter ended December 31, 1997 of $(15.4) million. The Company also recorded a loss per share for the quarter ended December 31, 1998 of $(6.36) compared to a loss of $(1.53) per share for the quarter ended December 31, 1997. The Company recorded a loss for 1998 of $(98.3) million compared to a net loss of $(15.6) million in 1997. Net loss per share was $(9.74) in 1998 compared to $(1.56) per share in 1997. The Company's net loss in 1998 was partially attributable to pre-tax goodwill write-offs of $31.8 million as a result of certain unamortized goodwill balances that were evaluated and deemed impaired. The Company also recorded an additional provision for doubtful accounts of $31.6 million and a loss on disposition of assets of $1.5 million. In addition the Company's Medicare nursing operations in the first quarter of 1998 exceeded cost limitations by $5.6 million.

Pending Litigation

  On March 20, 1998, the Company and several of its former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including March 31, 1998. The Company has filed a motion to dismiss the lawsuit which is pending before court for determination, otherwise the Company intends to vigorously defend the lawsuit. The Company is currently unable to assess the likelihood of success in this litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

Delisting from The NASDAQ National Market

  The Company has been informed by NASDAQ National Market System ("NASDAQ") that it fails to meet certain of the revised listing standards for inclusion on the NASDAQ National Market, including a minimum bid price of $5.00 per share. The Company had been traded on the NASDAQ National Market since August, 1996.

Substantial Leverage

  The Company has substantial indebtedness and increased debt service obligations compared to prior years. At December 31, 1998, the Company had approximately $97.6 million of consolidated indebtedness (including capital leases and lines of credit) as compared to the Company's stockholders' deficit of $59.0 million. The Company expects that it will be necessary for its operating results to improve significantly in order to permit it to meet the debt service obligations under the Senior Notes and other credit facilities and there can be no assurance that the Company will be able to make any interest payments thereunder. The ability of the Company to improve its operating results will depend upon a variety of factors, including economic, financial, competitive, regulatory and other factors beyond its control. There can be no assurance that the Company will generate sufficient earnings or cash flow from operations in the future to service the Senior Notes and to meet its working capital, capital expenditure and other requirements. The implementation of the Company's restructuring plan has generated significantly greater negative cash flow than in 1997. The Company is unable to service the Senior Notes using earnings or cash flow from operations and is examining alternate means of repayment that could include restructuring or refinancing its indebtedness or sale or merger of the Company. There can be no assurance that the Company would be able to effect such a restructuring or refinancing if permitted to do so.
The Company's ability to make payments with respect to the Senior Notes and to satisfy its other debt obligations will depend on its future operating performance, or sale or merger, each of which will be affected by governmental regulations, prevailing economic conditions, financial factors, and other factors, certain of which are beyond the Company's control.

  The degree to which the Company is leveraged has important consequences, including: (i) the Company's ability to obtain additional financing in the future for operating expenses, acquisitions or general corporate purposes is impaired; (ii) a substantial portion of the Company's cash flows from operations be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations; (iii) certain of the Company's indebtedness, contain financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets and minimum net worth requirements; and (iv) the Company's leverage substantially increases the Company's vulnerability to changes in the industry, including, among other things, government regulations and changing economic conditions.

Dependence on Reimbursement by Third-Party Payors; Accounts Receivable

  In 1998, the percentages of the Company's net revenues from Medicare, Medicaid and other third-party payors were approximately 14.8%, 17.8% and 67.4%, respectively, and in 1997, the percentages of the Company's net revenues derived from Medicare, Medicaid and other third-party payors were approximately 51.9%, 3.9% and 44.2%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by, among other things, reducing reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. In addition, the home health care industry is characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third-party payors. Furthermore, reimbursement from government payors is subject to audit and retroactive adjustment. Any changes in reimbursement levels under Medicare, Medicaid or third-party payor programs and any changes in applicable government regulations could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. Changes in the mix of the Company's patients among Medicare, Medicaid and third-party payor categories could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. In addition, patients, including Medicare and Medicaid beneficiaries, increasingly are participating in managed care plans. Managed care organizations, in turn, are increasingly becoming involved in monitoring and determining the appropriate health care settings for their enrollees based primarily on cost and quality of care.

  The Company recorded additional provisions for doubtful accounts of $31.6 million in 1998 due to the Company's continued difficulties in collecting from certain managed care payors as well as its failure to timely file claims with payors, difficulty in obtaining accurate patient data, and maintenance of effective quality control and processes and procedures in the revenue cycle (see Management Information Systems discussion). Managed care organizations are increasingly challenging the billings of home health care providers and limiting reimbursements to home health care companies. This is an important trend in the home health care industry and there can be no assurance that this trend will not continue and continue to have a material adverse effect on the Company in the future. Furthermore, there can be no assurance that the Company will be able to maintain its current payor or revenue mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Regulation."

Medicare Reimbursement Reforms; Closing of Nursing Offices

  The Company is subject to changes in federal, state and local laws and regulations which may have a significant effect on operating methods, costs, and reimbursement amounts provided by governmental and other third-party payors.
The federal government is continuing to review and assess alternative health care delivery systems and payment methodologies. During 1997 and 1998, the federal government implemented reductions in planned Medicare spending, a number of which directly affect the home health care industry. In late 1997, the Company learned that the Medicare Program planned to adopt restrictions on the extent to which home care companies participating as Medicare home health agencies could operate as branch offices, in part depending upon the distance between an agency's principal office and its branches. Texas, where the Company has significant operations, announced that it intended to implement even more restrictive mileage limitation rules for branch offices.

  The Balanced Budget Act, as amended in 1998, established a new reimbursement system for home nursing services provided by Medicare participating home health agencies effective for cost reporting periods beginning on or after October 1, 1997 which significantly reduced their Medicare payments. Under this interim payment system ("IPS"), a home health agency is reimbursed the lowest of: (1) its actual costs to the extent deemed reasonable under Medicare reasonable cost reimbursement rules; (2) revised Medicare per-visit cost limits; and (3) new Medicare per-beneficiary cost limits. At present, the IPS is to remain in effect until a new prospective payment system for home health agency services is adopted for cost reporting periods beginning on or after October 1, 2000. The prospective payment system has not yet been developed.

  The BBA also reduced the Medicare national payment amounts for oxygen and oxygen equipment used in home respiratory therapy by 25% effective January 1, 1998, and an additional 5% effective January 1, 1999, as well as eliminating inflation updates to the payment rates for those years. Reimbursements for Medicare home oxygen services represented approximately 6% of the Company's annualized revenues in 1997. Further, the BBA has generally eliminated inflation updates under the Medicare durable medical equipment benefits, which had been based upon annual increases in the Consumer Price Index, for the period 1998 through 2002. Many of the Company's services other than home nursing are covered by Medicare under the durable medical equipment benefit. Further, the BBA also limits payments for covered drugs and biologicals billed by Medicare suppliers to 95% of the average wholesale price in each of the years 1998 through 2002.

  The Medicare Program has also instructed its regional Medicare carriers to identify items and services covered under the durable medical equipment benefit that have inherently unreasonable payment rates based upon price surveys and other means. Such unreasonable payment levels may be reduced by up to 15% per year until reduced to reasonable levels. Carriers can impose these reductions with only an abbreviated notice and comment procedure. How such future reductions may impact the Company is unknown.

  The Medicare Program has also proposed extensive revisions to the Conditions of Participation for home nursing agencies and the coverage standards for durable medical equipment suppliers, some of which were recently adopted in final form. These regulatory amendments would, among other things, generally heighten the requirements to participate in the Medicare Program, require background investigations of all employees, and require the use of standardized measures of quality of care and patient outcomes. The Company believes that it will have the capacity to comply with both the proposed and adopted regulatory changes.

  The BBA contains other provisions reducing Medicare reimbursements to acute care hospitals for some Medicare patients who are discharged from the hospital after a very short inpatient stay to a home health agency's care. This provision could have the effect of reducing referrals for home health services by giving hospitals the incentive to retain some Medicare patients longer.
Other recent amendments require that reimbursements be based upon the site where the service is rendered rather than the location of the home health agency's principal office. The BBA also requires surety bonds for Medicare or Medicaid participating home health agencies and suppliers of durable medical equipment. However, the federal government has not yet implemented the surety bonding requirement. If the company is unable to obtain surety bonds when such requirements are implemented, which may happen at any time, it could no longer participate in the Medicare Program, which would have a material negative impact on the Company. Other regulatory changes have reduced which services are covered under the Medicare Program for participating home health agencies.
Rules effective February 1, 1998, eliminated venipuncture as a qualifying service for Medicare home health nursing benefits, which negatively impacted the Company's Medicare home health agency revenues.

  During 1997 the Company was subject to Medicare cost limitations for home nursing that were lower than the Company's operating expenses for that period, resulting in the Company's Medicare nursing expenses exceeding reimbursable limits by $8.4 million. As a result of the closing of substantially all of its remaining Medicare nursing offices during 1998, the Company's Medicare nursing revenue was reduced from the 1997 level by at least $47.8 million or 82.6%. Based upon these and past initiatives to reduce Medicare costs and possible further cost containment or other initiatives in the future, the Company expects that the reimbursements received from the Medicare program to be subject to continued risk of future reductions. These changes in Medicare reimbursements for home health care have reduced reimbursements available to the Company in 1998 and could have a material adverse effect on the Company's future business, financial condition, cash flows or results of operations. The Company is also subject to audit of the reimbursements it receives under the Medicare program. Any significant audit adjustment could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. See " -- Effect of Government Regulations," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Regulation."

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

Effect of Government Regulations

  The Company's business is subject to extensive and increasing regulation by federal, state and local governments, including the DHHS, HCFA, the Office of the Inspector General, the Food and Drug Administration, the Department of Labor, the Drug Enforcement Agency and the Occupational Safety and Health Administration, as well as state departments of health and other local regulatory agencies. The government recently has devoted substantial attention to this industry and may continue to do so in the future, which could have a material adverse effect on the Company. Federal laws governing the Company's activities include regulations concerning the repackaging and dispensing of drugs, Medicare certification of home health agencies, Medicare coverage standards and reimbursement policies and various health care anti-fraud and abuse policies. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards. In addition, many of the Company's employees must maintain certain licenses in order to provide some of the services offered by the Company. In January 1998, one of the Company's home health agencies was threatened by DHHS with a finding that it was not in compliance with Medicare home health Conditions of Participation and that it would be terminated from the Medicare program. Because the Company decided to close this agency as part of its restructuring, the Company voluntarily withdrew this home health agency from Medicare participation rather than appealing the threatened adverse determination. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards or that the Company will meet, or continue to meet, existing or future standards relating to all or a portion of the Company's activities. See Medicare Reimbursement Reforms; Revenue Adjustments; Closing of Nursing Offices" and "Business -- Regulation."

Operation Restore Trust

  In May 1995, the federal government instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. Texas, where the Company has significant business volume, was one of the original targeted states. The purpose of this initiative is to identify fraudulent and abusive practices such as billing for services not provided, providing unnecessary services and making prohibited referral payments to health care professionals. Operation Restore Trust has been responsible for significant fines, penalties and settlements. Operation Restore Trust was recently expanded to cover twelve additional states for the next two years. The program was also expanded to include reviews of psychiatric hospitals, certain independent laboratories and partial hospitalization benefits. Further, the government now applies similar investigation techniques in all fifty states and throughout the Medicare and Medicaid programs. Heath care fraud is now the second highest federal law enforcement priority, second only to violent crime. One of the results of the program has been increased auditing and inspection of the records of health care providers and stricter interpretations of Medicare regulations governing reimbursement and other issues. Specifically, the government plans to double the number of comprehensive home health agency audits it performs each year (from 900 to 1800) and also to increase the number of claims reviewed by 25.0% (from 200,000 to 250,000). Management believes that it is in compliance with anti-fraud and above laws, but cannot predict the effect of Operation Restore Trust and similar anti-fraud and abase initiatives on the Company or its results of operations. See "Business -- Regulation."

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

Changes in Key Personnel

  On February 25, 1999, the Company announced that S. Wayne Bazzle, the Company's Chairman of the Board and Chief Executive Officer, and Cheryl C. Bazzle, the Company's President and Chief Operating Officer resigned from all positions of the Company. In addition, two senior vice presidents have resigned. The Bazzles will continue to provide consulting services to the Company. The Company also announced that Michael D. Ayres, the Chief Financial Officer, has been named acting Chief Executive Officer and Charles E. Dowling has been appointed as Senior Vice President for Operations. On April 12, 1999, the Company appointed Mr. Ayres as the President and Treasurer. The Company has retained Victor Palmieri of the Palmieri Company to assist the Board of Directors in assessing the Company's business plans and financial viability. On April 12, 1999, the Palmieri agreement with the Company was amended to provide services on a per diem basis instead of full time.

Competition

  Changes in the Medicare reimbursement structure, increasing receivables for services provided under contracts and market share pricing forced many home health providers out of business in 1998. While much the same is forecasted for 1999, competition within the home health industry remains intense for patients enrolled in either Medicare or managed care plans. During the last half of 1998 low contract pricing proposals by the competition, and low margin contract pricing for services provided under current contracts, forced the Company to withdraw several contract proposals, and cancel a major contract due to delayed payment for services provided.

  Consolidation within the industry through mergers and acquisitions remained strong in 1998 and will continue throughout 1999. The merged organizations will intensify the competitiveness within the marketplace as they add expanded geographical coverage, employee talent, marketing and financial resources. The competitive bidding project, intensified regulatory scrutiny, and low margin reimbursement for the Company's services will continue to challenge the Company during 1999.

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

Control by Executive Officers and Directors

  As of December 31, 1998, the Company's executive officers and directors and their affiliates beneficially owned 51.8% of the outstanding shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). As a result, these stockholders, acting together, were able to control the Company in matters requiring approval by the stockholders of the Company, including the election of directors. Effective with the resignations of S. Wayne Bazzle, Chairman of the Board and Chief Executive Officer, and Cheryl C. Bazzle, the Company's President and Chief Operating Officer, the remaining executive officers and directors own less than 1% of the Company's outstanding shares of common stock.

ITEM 2.  PROPERTIES

  The Company currently leases all of its office space. The executive offices, consisting of approximately 57,400 square feet, are subject to a lease expiring November 2006. The rent payable thereunder is $77,583 monthly.

  The following is a list of the Company's home health care offices.


       Texas                                 Texas (Cont'd)               Arizona             Kansas
       -----                                 -------------                -------             ------

       Amarillo                              Mission                      Casa Grande         Olathe
       Aransas Pass                          Odessa                       Chandler
       Beaumont                              Plano                        Mesa                Colorado
                                                                                              --------
       Bryan                                 San Antonio                  Payson
       Corsicana                             Seven Points                 Sun City            Denver
       Dallas                                Sherman                      Tucson
       Deleon                                Stephenville                                     Arkansas
                                                                                              --------
       El Paso                               Sulphur Springs              Missouri
                                                                          --------
       Falfurrias                            Texarkana                                        Fayetteville
       Fort Worth                            Tyler                        Columbia            Fort Smith
       Grand Prairie                         Wichita Falls                                    Hot Springs
       Houston                                                            New Mexico          Jonesboro
                                                                          ----------
       Jasper                                Oklahoma                                         Little Rock
                                             --------
       Kileen                                                             Raton               Lowell
       League City                           Ft. Gibson                                       Russellville
       Lubbock                               Lawton
       Lufkin                                Oklahoma City
       Marshall                              Ponca City
       Mineral Wells

ITEM 3.  LEGAL PROCEEDINGS

  On March 20, 1998, the Company and several of its former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including March 31, 1998. The Company has filed a motion to dismiss the lawsuit which is pending before court for determination, otherwise, the Company intends to vigorously defend the lawsuit but is currently unable to assess the likelihood of success in this litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

  The Company has been informed by NASDAQ National Market System ("NASDAQ") that it fails to meet certain of the revised listing standards for inclusion on the NASDAQ National Market, including a minimum bid price of $5.00 per share. The Company had been traded on the NASDAQ National Market since August, 1996.

  The following table sets forth representative bid quotations of the common stock for each quarter since the date of the Offering as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions:


                                 Bid Quotations ($)
                                 ------------------
1997                             High          Low
---                              -----         ----
First Quarter                     11.50        7.13
Second Quarter                    10.13        6.25
Third Quarter                     10.50        4.19
Fourth Quarter                     7.63        3.13

1998
----
First Quarter                      4.38        1.81
Second Quarter                     2.44        1.13
Third Quarter                      1.69        0.19
Fourth Quarter                     0.50        0.06

  On January 31, 1999, there were 359 holders of record of the common stock. Most of the Company's stockholders have their holdings in the street name of a broker/dealer. The Company believes that the total number of stockholders ranges between 1,400 and 1,700 individuals and entities.

  The Company has not paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. The Company is prohibited from declaring or paying any dividends under its indebtedness.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following tables set forth selected consolidated financial data which have been derived from the consolidated financial statements of the Company. The selected consolidated financial data at and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, have been derived from the audited consolidated financial statements of the Company, audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  Years Ended December 31,
                                                                  --------------------------------------------------------
                                                                     1998        1997(1)        1996      1995      1994
                                                                  ----------   ------------   --------   -------   -------
                                                                           (in thousands, except per share data)
Statement of Operations Data:
Net revenues...................................................    $115,741     $143,205      $106,785   $81,557   $57,151
Direct expenses................................................      59,720       67,380        48,314    41,392    30,337
                                                                   --------     --------      --------   -------   -------
Gross profit...................................................      56,021       75,825        58,471    40,165    26,814
Other costs and expenses:......................................
  General and administrative...................................      57,614       62,038        41,418    30,663    21,280
  Depreciation and amortization................................       7,344        4,984         2,579     1,240       789
  Goodwill write-off and restructuring costs...................      33,063        9,850            --        --        --
  Provision for doubtful accounts..............................      45,094       14,057         3,580     1,489     1,115
                                                                   --------     --------      --------   -------   -------
         Total costs and expenses..............................     143,115       90,929        47,577    33,392    23,184
                                                                   --------     --------      --------   -------   -------
Income (loss) from operations..................................     (87,094)     (15,104)       10,894     6,773     3,630
Interest, net..................................................      11,303        5,318         2,144       987       244
                                                                   --------     --------      --------   -------   -------
Income (loss) before income taxes..............................     (98,397)     (20,422)        8,750     5,786     3,386
Provision (credit) for income taxes............................        (127)      (4,784)        3,418     2,202     1,359
                                                                   --------     --------      --------   -------   -------
Net income (loss)..............................................    $(98,270)    $(15,638)     $  5,332   $ 3,584   $ 2,027
                                                                   ========     ========      ========   =======   =======

Net income (loss) per common share.............................    $  (9.74)    $  (1.56)     $    .69   $   .57   $   .32
Net income (loss) per common share-assuming dilution...........    $  (9.74)    $  (1.56)     $    .66   $   .55   $   .31

Weighted average common shares outstanding.....................      10,091       10,054         7,770     6,297     6,297
Weighted average common shares outstanding and
     dilutive common stock options.............................      10,091       10,054         8,040     6,546     6,490

                                                                                      December 31,
                                                                  ----------------------------------------------------
                                                                    1998        1997       1996       1995      1994
                                                                  ---------   --------   --------   --------   -------
                                                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents                                         $  5,948    $ 21,820   $      -   $ 1,628    $ 3,775
Working capital (deficit)                                          (92,989)     45,025      5,774    (1,737)     1,296
Property and equipment, net                                         21,341      29,132     22,288    11,054      3,880
Total assets                                                        74,263     163,841    100,303    52,573     24,504
Total debt, including capital leases                                97,595      90,353     24,432    19,584      4,374
Redeemable convertible preferred stock                                  --          --         --     5,340      5,340
Stockholders' equity (deficit)                                     (59,007)     39,262     54,555    12,062      7,074

(1) See Note 5 of the Notes to Consolidated Financial Statements for the effects of acquisitions and dispositions completed during 1997 as if such acquisitions and dispositions were effective at the beginning of 1997. There were no acquisitions during 1998.

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

Overview

  The Company is one of the largest providers of comprehensive home health care services based in the southwestern and central United States, providing home nursing, respiratory therapy/home medical equipment and infusion therapy. The Company currently has 51 offices in eight states. For the year ended December 31, 1998, the Company had net revenues of $115.7 million and a net loss of $(98.3) million. The net loss includes significant pre-tax charges during 1998, including goodwill write-offs of $31.8 million as a result of certain unamortized goodwill balances that were evaluated and deemed impaired, additional provisions for doubtful accounts of $31.6 million and a loss on disposition of assets of $1.5 million. In addition, 1998 results were adversely affected by the Company's Medicare nursing operations exceeding Medicare nursing cost limitations by $5.6 million.

  The Company has diversified its business mix from 98% home nursing in 1990 to 8.6% home nursing for the year ended December 31, 1998. This shift represents the closure of substantially all of the Company's Medicare nursing offices and the growth of respiratory therapy/home medical equipment line of business.

  The Company's revenue mix has changed dramatically as a result of the Medicare branch closures, internal growth, shifting from predominantly nursing services to respiratory therapy/home medical equipment and infusion therapy businesses. Following is a breakdown of net revenue mix (dollars in thousands):

                                                                       Years Ended December 31,
                                                              ------------------------------------------
                                                                  1998           1997           1996
                                                                  ----           ----           ----
Nursing....................................................          22.0%          52.4%          56.9%
Respiratory therapy/medical equipment......................          50.9           29.8           27.1
Infusion therapy...........................................          15.6           13.6           14.9
Other......................................................          11.5            4.2            1.1
                                                                    -----          -----          -----
  Total....................................................         100.0%         100.0%         100.0%
                                                                    =====          =====          =====

  The Company is paid for its services and products primarily by Medicare, Medicaid and private payors, including managed care organizations, insurance companies and other third-party payors. The following table represents the Company's payor mix:

                                                                         Years Ended December 31,
                                                                ------------------------------------------
                                                                    1998           1997           1996
                                                                    ----           ----           ----
Medicare Part A (cost-based).................................           2.3%          38.2%          50.1%
Medicare Part B (charge-based)...............................          12.5           13.7           18.4
Medicaid.....................................................          17.8            3.9            4.4
Commercial payors and others.................................          67.4           44.2           27.1
                                                                      -----          -----          -----
  Total......................................................         100.0%         100.0%         100.0%
                                                                      =====          =====          =====

  Medicare reimburses the Company for both Part A and Part B services. Medicare Part A reimburses the Company on a "cost basis" based on the lower of the Company's allowable cost as defined by Medicare regulations, not to exceed annual per beneficiary and per visit cost limits, or the Company's actual charges. Allowable cost is generally the actual cost directly related to providing home nursing, plus an overhead allocation. A cost report evidencing the fiscal year allowable costs, visit data, charges and other financial information is filed annually and subject to audit. Medicare Part B is paid on a fixed fee-for-service basis similar to third-party payors, such as managed care organizations.

Results of Operations

  The following table sets forth certain items included in the Company's consolidated statements of operations as a percentage of net revenues:

                                                                                    Years Ended December 31,
                                                                     -------------------------------------------------------
                                                                          1998               1997                1996
                                                                          ----               ----                ----
Net revenues......................................................            100.0%              100.0%              100.0%
Direct expenses...................................................             51.6                47.0                45.2
                                                                             ------              ------               -----
Gross profit......................................................             48.4                53.0                54.8
Other costs and expenses:
  General and administration......................................             49.8                43.3                38.8
  Depreciation and amortization...................................              6.3                 3.5                 2.4
  Goodwill write-off and restructuring costs......................             28.6                 6.9                  --
  Provision for doubtful accounts.................................             39.0                 9.8                 3.4
                                                                             ------              ------               -----
    Total operating expenses......................................            123.7                63.5                44.6
                                                                             ------              ------               -----
Income (loss) from operations.....................................            (75.3)              (10.5)               10.2
Interest, net.....................................................              9.7                 3.7                 2.0
                                                                             ------              ------               -----
Income (loss) before income taxes.................................            (85.0)              (14.2)                8.2
Provision (credit) for income taxes...............................             (0.1)               (3.3)                3.2
                                                                             ------              ------               -----
Net income (loss).................................................            (84.9)%             (10.9)%               5.0%
                                                                             ======              ======               =====

Years Ended December 31, 1998 and 1997

  Net Revenues. Net revenues decreased to $115.7 million in 1998 from $143.2 million in 1997, a decrease of $27.4 million, or 19.1%. This decrease is attributable to a reduction in Medicare nursing revenues resulting from regulatory changes and office closures and is partially offset by growth in revenue in the respiratory therapy/medical equipment line of business.

  As a result of the Medicare per-visit cost and per-beneficiary limitations enacted by the Medicare Interim Payment System (IPS), the Company recorded a $5.6 million adjustment during 1998. This revenue adjustment is based on estimates of the potential effect these reimbursement changes will have on the Company's 1998 results of operations. The actual effects related to the per-beneficiary limits could differ from the estimates used during 1998.

  Direct Expenses. Direct expenses decreased from $67.4 million for 1997 to $59.7 million in 1998, a decrease of $7.7 million, or 11.4%. This decrease is partially attributable to closing Medicare nursing offices during the year. As a percentage of net revenues, direct expenses increased to 51.6% for the year ended December 31, 1998, from 47.0% for the comparable period in 1997. Direct expenses include all costs directly related to the production of net revenues, including salary and employee benefit costs, rental equipment depreciation, medical supplies, and product purchase costs.

  General and Administrative. General and administrative expenses decreased from $62.0 million for 1997 to $57.6 million in 1998, a decrease of $4.4 million, or 7.1%. This decrease was primarily the result of the closure of nursing offices and their associated overhead expenses. General and administrative expenses increased as a percentage of net revenues to 49.8% in 1998 from 43.3% in 1997. The rapid reduction of Medicare nursing revenues contributed to a higher ratio of general and administrative expenses. Respiratory therapy/medical equipment and infusion therapy businesses are proportionately higher profit business/services because the majority of all personnel costs are classified in this category.

  Depreciation and Amortization. Depreciation and amortization expense increased from $5.0 million for 1997 to $7.3 million in 1998, an increase of $2.3 million, or 46.0%. This increase was primarily the result of the effect of a change in useful life estimate to 5 years for all property and equipment partially offset by the closure of nursing offices.

  Goodwill Write Off. Goodwill write offs and restructuring costs increased from $9.8 million in 1997 to $33.1 million in 1998, an increase of $23.3 million or 237.7%. As a result of the Company's continued operating losses and negative cash flows, lack of a definitive recapitalization plan, uncertain future operating prospects, and Medicare regulatory and reimbursement changes that forced the Company to close Medicare nursing offices, certain of the Company's unamortized goodwill balances were evaluated as impaired during 1998 and 1997 causing the Company to reduce the carrying value of its recorded goodwill.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased to $45.1 million in 1998 from $14.1 million for 1997, an increase of $31.0 million, or 219.9%. This increase is the result of additional provisions for doubtful accounts of $31.6 million for 1998. These additional provisions for doubtful accounts resulted from the Company's increased difficulties in collecting from certain managed care relationships, its failure to timely file claims with payors, difficulty in obtaining accurate patient data, and maintenance of effective quality control and processes and procedures in the revenue cycle.

  Interest, Net. Interest, net increased to $11.5 million for 1998 from $5.5 million in 1997, an increase of $6.0 million or 109.1%. This increase is primarily the result of the issuance of the 11% Senior Notes on December 1, 1997.

  Provision (Credit) for Income Taxes. The provision (credit) for income taxes decreased to a credit of $0.1 million for 1998 from $4.8 million in 1997, a decrease of $4.9 million, or 111.4%. The decrease is a result of the inability to carry the 1998 loss back to prior periods. Benefits from the 1998 loss were fully reserved at December 31, 1998.

Years Ended December 31, 1997 and 1996

  Net Revenues. Net revenues increased to $143.2 million in 1997 from $106.8 million in 1996, an increase of $36.4 million, or 34.1%. This increase was primarily the result of additional revenues from acquisitions and from internal growth in respiratory therapy, infusion therapy and managed care nursing revenues, partially offset by a decrease in Medicare nursing revenues from certain offices resulting from regulatory changes and declining visit volumes. Operating results for 1997 were adversely affected by the Company's Medicare nursing operations exceeding cost limitations by a pre-tax amount of $8.4 million.

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

  Goodwill Write Off and Restructuring Charge. In response to Medicare regulatory and reimbursement changes that imposed significant reductions in per-beneficiary visit reimbursement and in the annual per-beneficiary total reimbursement amount, both of which had an unfavorable impact on the Company's financial condition and results of operations, the Company implemented a restructuring plan predominantly related to its Medicare nursing operations to close or consolidate 32 offices and reduce headcount to attempt to mitigate the financial impact of these changes. As a result of the restructuring plan, for the three months ended December 31, 1997, the Company reduced the carrying value of its recorded goodwill by approximately $8.3 million and recorded approximately $1.6 million in restructuring costs, consisting of direct severance costs of terminated employees of $0.4 million and future lease termination costs and other costs related to office closings of approximately $1.2 million.

  Provision for Doubtful Accounts. The provision for doubtful accounts increased to $14.1 million in 1997 from $3.6 million for 1996, an increase of $10.5 million, or 292.6%. This increase was the result of increased revenues and additional provisions for doubtful accounts of $8.4 million for 1997. These additional provisions for doubtful accounts resulted from the Company's evaluation of certain accounts receivable in view of the then current industry environment.

  Interest, Net. Interest, net increased to $5.3 million for 1997 from $2.1 million in 1996, or 148.0%. This increase resulted from interest costs associated with indebtedness incurred in connection with acquisitions, increased working capital borrowings to finance additional managed care business and accounts receivable, interest on equipment leases to service additional home medical equipment business and leases associated with the implementation and development of Medisyn(TM), higher borrowing costs associated with the 11% Senior Notes issued on December 1, 1997, and the write-off of financing fees of $0.3 million incurred in connection with the Company's early repayment of a bank credit agreement.

  Provision (Credit) for Income Taxes. The provision (credit) for income taxes decreased to a credit of $4.8 million for 1997 from an expense of $3.4 million in 1996, a decrease of $8.2 million. This decrease was a result of the 1997 loss and resulting carryback to prior years, partially offset by $0.5 million in state income taxes in 1997.

Liquidity and Capital Resources

  The Company's primary capital requirements will be for debt service, for additional working capital to fund the Company's managed care business and accounts receivable. The Company recorded a net loss of $(98.3) million during 1998 and had negative cash flow from operations. The Company expects to report additional net losses and negative cash flow amounts in 1999. This has negatively impacted the availability of the Company's current financing sources and is expected to decrease the Company's overall liquidity position during 1999. In addition, at April 21, 1999, the Company is in default on its Senior Notes. The Company does not have adequate liquidity or available sources of financing to meet its contractual debt obligations and settle its other liabilities. If the Company is unable to generate sufficient cash flow levels and the principal holders of the Senior Notes do not continue to support the Company's current liquidity needs, there is a substantial prospect that the Company or one of its subsidiaries would be required to seek protection under the U.S. Bankruptcy Code.

  Management is implementing actions that are designed to increase the collection rate on current revenues and decrease direct, indirect, and administrative and general costs within the two first quarters of 1999. Management is evaluating all of the current operating locations to determine if each is operating at its optimum efficiency and has adequate volume to provide a positive operating margin. Locations not meeting minimum performance criteria will be considered for consolidation or closure. Additionally, management is actively marketing for the sale of non-core operating segments of the Company.

  At December 31, 1998, the Company had negative working capital of $(93.0) million as compared to working capital of $45.0 million as of December 31, 1997. This decrease is primarily a result of the reclassification of the

Company's Senior Notes and its related accrued interest as a short term liability as a result of the Company's default on the indenture.

  During the year ended December 31, 1998, the Company had capital expenditures of $7.2 million.

  Capital expenditures were used for medical equipment to service the respiratory therapy medical equipment line of business. Accounts receivable at December 31, 1998, were $28.5 million, compared to $49.3 million at December 31, 1997. Days of Sales Outstanding ("DSO"), defined as trade accounts receivable divided by average daily net revenues for the preceding three months, were 106 as of December 31, 1998, compared to 94 at December 31, 1997. Management increased the Company's reserve for doubtful accounts by $20.6 million during the fourth quarter as a result of its inability to improve the collection of the accounts receivable. Efforts to automate the process using Medisyn(TM) were unsuccessful and control over the collection of necessary information to bill and collect the accounts were not effective in decreasing billed amounts during 1998. As a result, the accounts aged beyond the dates allowed for timely filing and probability of collection was very low. The Company hired a Vice President of Patient Accounting and a Director of Patient Accounting on March 15, 1999. Their sole responsibility is to implement policies, procedures and controls to ensure that the Company's accounts receivables are collected to the maximum amount allowed and within specified time frames. The Company is continuing intensified initiatives to address the increase in DSO, including commencing installation of an electronic claims submission system, and more closely managing the billing and collecting process to increase efficiency and effectiveness.

  Net cash used in operating activities increased from $(7.3) million for the year ended December 31, 1997, to $(20.4) million for the year ended 1998, or an additional cash outflow of $11.2 million. The 1998 net loss, increase in accounts receivable and the payments on debt obligations and interest were primarily responsible for the reduction in operating cash during 1998. Net cash used in investing activities decreased from $21.5 million for the year ended 1997 to cash used in investing activities of $7.3 million for the year ended 1998. Net cash provided by financing activities decreased from $56.5 million for the year ended 1997 to $11.8 million for the year ended 1998 primarily as a result of reduced net borrowings. The Company utilizes capital leases to acquire equipment, primary information technology equipment and medical equipment needed to accommodate increased sales volume in the respiratory therapy/medical equipment business. Such lease amounts were $5.2 million and $0.07 million for the years ended 1997 and 1998, respectively. The Company obtained lease financing and deferred payment terms from two significant home medical/respiratory equipment vendors during 1998.

  As of December 31, 1998, the Company had a cash balance of $5.9 million. The Indenture under the Company's Senior Notes prohibits the Company from incurring additional indebtedness (other than limited permitted indebtedness) or issuing preferred equity interests (as defined in the Indenture) unless the consolidated fixed charge ratio is greater than 2.0 to 1. At December 31, 1998, the Company's consolidated fixed charge ratio is less than 2.0 to 1. In addition, the Company did not pay its December 1, 1998, interest obligation and is currently in default of the Indenture. The lender, however, has agreed to forbearances for the default. The Indenture does permit the Company to incur indebtedness under any credit facility in an amount not to exceed $20.0 million.

  The Company has a two-year secured line of credit with a maximum potential availability of $7.8 million at December 31, 1998, subject to a borrowing base with reference to accounts payable. The advances are based on 80% of the net collectable value of the Company's accounts receivable. "Net Collectable Value" is defined as the amount the Company bills third party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company will also pay a collateral management fee of 0.083% per month on the average outstanding balance. Collections of receivables by the Company will be credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company.

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

  The Company has assessed the exposures related to the impact on its computer programs and databases of the Year 2000 issue. Key management information systems and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed plans have been or are currently being implemented for the required program and database modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed during fiscal 1999. The Company is also focusing on major payors, which consist of third-party payors such as state and federal government, and managed care plans and certain key software suppliers to assess their compliance. The Company expects to complete such assessment by June 30, 1999. In the event a material payor or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

                                   PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
    ON  FORM 8-K

 (a) 1.  Index to Financial Statements

            The following Financial Statements are included herein:


                                                                                                                 Page
                                                                                                                 ----
HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

    Report of Independent Public Accountants..................................................................        30

    Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................        31

    Consolidated Statements of Operations for the Years Ended December 31,
       1998, 1997, and 1996...................................................................................        32

    Consolidated Statements of Stockholders' Equity  (Deficit) for the Years Ended
       December 31, 1998, 1997, and 1996......................................................................        33

    Consolidated Statements of Cash Flows for the Years Ended December 31,
       1998, 1997, and 1996...................................................................................        34

    Notes to Consolidated Financial Statements................................................................        35


   2.  Index to Financial Schedules

            The following Financial Statement Schedule is included herein:

     Schedule II--Valuation and Qualifying Accounts.........................................................          53

   3.  Index to Exhibits

          The Exhibits filed as part of this Report on Form 10-K are listed in the Index to Exhibits immediately following the consolidated financial statements.

(b)   Reports on Form 8-K.

 There was no Report on Form 8-K filed during the three month period ended December 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors,
HealthCor Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of HealthCor Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCor Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying 1998 consolidated financial statements of the Company have been prepared under generally accepted accounting principles assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company recorded a net loss of approximately $(98,300,000) in 1998 and has negative working capital of approximately $(93,000,000) at December 31, 1998. In addition, at April 21, 1999, the Company is in default on its 11% Senior Notes. The Company does not have adequate liquidity or available sources of financing to meet its contractual debt obligations and settle its other liabilities. If the Company is unable to generate sufficient cash flow levels and the principal holders of the 11% Senior Notes do not continue to support the Company's current liquidity needs, there is a substantial prospect that the Company or one of its subsidiaries would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 2. The 1998 consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               ARTHUR ANDERSEN LLP
Dallas, Texas,
 April 21, 1999

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31,
                                                                                   ------------------------------------------------
                                     ASSETS                                                1998                        1997
                                                                                   ---------------------        -------------------
Current assets:
  Cash and cash equivalents.....................................................           $  5,947,953               $ 21,820,308
  Accounts receivable, net of allowance for doubtful accounts
    of $33,195,000 and $11,441,000 in 1998 and 1997, respectively...............             28,462,019                 49,263,806
  Income tax receivable.........................................................                107,264                  5,828,888
  Supplies inventory............................................................              3,799,806                  4,258,834
  Prepaid expenses and other....................................................              1,059,117                  1,358,026
  Deferred income taxes.........................................................                     --                    973,233
                                                                                           ------------               ------------
         Total current assets...................................................             39,376,159                 83,503,095
Property and equipment, net of accumulated depreciation of
  $31,479,747 and $23,539,595 in 1998 and 1997, respectively....................             21,340,745                 29,131,578
Excess of cost of acquired businesses over fair values of
  net assets acquired, net of accumulated amortization of
  $36,086,000 and $3,404,000 in 1998 and 1997, respectively.....................             11,031,320                 48,085,306
Other assets....................................................................              2,515,122                  3,121,044
                                                                                           ------------               ------------
         Total assets...........................................................           $ 74,263,346               $163,841,023
                                                                                           ============               ============
LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)

Current liabilities:
  Accrued payroll and related expenses..........................................           $  5,676,069               $  8,130,484
  Accounts payable and accrued expenses.........................................             16,790,513                 10,619,559
  Accrued interest payable......................................................              5,369,526                    785,212
  Payable to third party........................................................              7,734,000                 10,628,000
  Line of credit payable........................................................              7,798,632                         --
  Current portion of long-term debt (including debt in default).................             86,641,015                  1,576,502
  Current portion of capital lease obligations..................................              2,355,784                  6,738,548
                                                                                           ------------               ------------
         Total current liabilities..............................................            132,365,539                 38,478,305

Deferred income taxes and other.................................................                104,868                  4,063,260
Long-term debt..................................................................                109,929                    644,236
11% Senior Notes................................................................                     --                 80,000,000
Capital lease obligations.......................................................                689,781                  1,393,691
                                                                                           ------------               ------------
         Total liabilities......................................................            133,270,117                124,579,492

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.01 par value, 40,000,000 shares
    authorized; 10,092,680 and 10,089,346 shares issued and
    outstanding in 1998 and 1997, respectively..................................                100,926                    100,893
  Additional paid-in capital....................................................             39,908,781                 39,906,814
  Retained deficit..............................................................            (99,016,478)                  (746,176)
                                                                                           ------------               ------------
         Total stockholders' equity (deficit)...................................            (59,006,771)                39,261,531
                                                                                           ------------               ------------
         Total liabilities and stockholders' equity (deficit)...................           $ 74,263,346               $163,841,023
                                                                                           ============               ============

The accompanying notes are an integral part of these consolidated balance sheets.


                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Years Ended December 31,
                                                             ------------------------------------------------------------
                                                                    1998                 1997                 1996
                                                             ------------------   ------------------   ------------------
Net revenues..............................................        $115,741,421         $143,204,750         $106,785,152

Direct expenses...........................................          59,719,603           67,380,199           48,313,631
                                                                  ------------         ------------         ------------

Gross profit..............................................          56,021,818           75,824,551           58,471,521

Other costs and expenses:

  General and administrative..............................          57,613,997           62,038,783           41,417,970
  Depreciation and amortization...........................           7,344,069            4,983,681            2,578,751
  Goodwill write-off and restructuring costs..............          33,063,557            9,850,000                    -
  Provision for doubtful accounts.........................          45,094,345           14,057,018            3,580,394
                                                                  ------------         ------------         ------------

        Total costs and expenses..........................         143,115,968           90,929,482           47,577,115
                                                                  ------------         ------------         ------------

Income (loss) from operations.............................         (87,094,150)         (15,104,931)          10,894,406

Other income (expense):

  Interest income.........................................             181,668              141,625               44,454
  Interest expense........................................         (11,485,236)          (5,459,343)          (2,188,466)
                                                                  ------------         ------------         ------------

        Total other income (expense)......................         (11,303,568)          (5,317,718)          (2,144,012)
                                                                  ------------         ------------         ------------

Income (loss) before income taxes.........................         (98,397,718)         (20,422,649)           8,750,394

Provision (credit) for income taxes.......................            (127,416)          (4,784,236)           3,418,386
                                                                  ------------         ------------         ------------

Net income (loss).........................................        $(98,270,302)        $(15,638,413)        $  5,332,008
                                                                  ============         ============         ============

Net income (loss) per common share........................              $(9.74)              $(1.56)                $.69
Net income (loss) per common share-assuming dilution......              $(9.74)              $(1.56)                $.66

Weighted average common shares outstanding................          10,091,340           10,053,734            7,770,175
Weighted average common shares outstanding and
       dilutive common stock options......................          10,091,340           10,053,734            8,040,250

  The accompanying notes are an integral part of these consolidated financial statements.

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                Common Stock        Additional
                                            ---------------------     Paid-in       Retained
                                              Shares      Amount      Capital        Deficit          Total
                                            ----------   --------   -----------   -------------   -------------
Balance, December 31, 1995...............    3,062,803   $ 30,628   $ 2,471,129   $  9,560,229    $ 12,061,986

  Exercise of common stock
    warrants.............................      150,000      1,500       298,500             --         300,000

  Conversion of Series A and B
    preferred stock to common
    stock................................    3,339,297     33,393     5,306,421             --       5,339,814

  Issuance of common stock in
    initial public offering, net.........    3,300,000     33,000    29,835,101             --      29,868,101

  Issuance of common stock to
    ESOP.................................      130,000      1,300     1,466,200             --       1,467,500

  Exercise of stock options..............       33,867        338        78,229             --          78,567

  Tax benefit from early
    dispositions of option stock.........           --         --       106,572             --         106,572

  Net income.............................           --         --            --      5,332,008       5,332,008
                                            ----------   --------   -----------   ------------    ------------

Balance, December 31, 1996...............   10,015,967    100,159    39,562,152     14,892,237      54,554,548

  Exercise of stock options..............       73,379        734       344,662             --         345,396

  Net loss...............................           --         --            --    (15,638,413)    (15,638,413)
                                            ----------   --------   -----------   ------------    ------------

Balance, December 31, 1997...............   10,089,346    100,893    39,906,814       (746,176)     39,261,531

 Exercise of stock options...............        3,334         33         1,967             --           2,000

  Net loss...............................           --         --            --    (98,270,302)    (98,270,302)
                                            ----------   --------   -----------   ------------    ------------

Balance, December 31, 1998...............   10,092,680   $100,926   $39,908,781   $(99,016,478)   $(59,006,771)
                                            ==========   ========   ===========   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended December 31,
                                                                               ----------------------------------------------
                                                                                    1998            1997            1996
                                                                               --------------   -------------   -------------
Cash flows from operating activities:
  Net income (loss).........................................................    $(98,270,302)   $(15,638,413)   $  5,332,008
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................................      12,074,974       8,248,711       4,773,892
     Goodwill write-off.....................................................      31,781,138       8,300,000               -
     Loss on disposition of fixed assets....................................       4,326,901          28,677          69,855
     Changes in operating assets and liabilities, net
       of acquired businesses:
       Accounts receivable, net.............................................      20,801,787     (15,078,900)    (13,099,993)
       Supplies inventory...................................................         459,028        (726,362)       (755,657)
       Prepaid expenses and other assets....................................         904,831       2,496,119      (1,295,126)
       Deferred income taxes................................................              --          (5,000)      1,124,060
       Accrued ESOP contribution............................................          49,685              --         (60,079)
       Third-party payor settlement.........................................      (2,894,000)      1,912,146        (322,566)
       Accounts payable and accrued expenses................................         967,324       4,674,358       3,330,133
       Income taxes payable/receivable......................................       5,435,995      (5,042,341)     (1,821,149)
       Deferred revenue.....................................................       3,958,392      (2,291,274)      3,281,537
                                                                                ------------    ------------    ------------
          Net cash provided by (used in) operating activities...............     (20,404,247)    (13,122,279)        556,915
                                                                                ------------    ------------    ------------

Cash flows from investing activities:
  Payments for business acquisitions, net of cash
     acquired...............................................................               -     (15,073,578)    (21,032,649)
  Additions to property and equipment.......................................      (7,296,586)     (6,436,244)     (7,866,845)
                                                                                ------------    ------------    ------------
          Net cash used in investing activities.............................      (7,296,586)    (21,509,822)    (28,899,494)
                                                                                ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of debt, net.......................................      73,929,174      35,859,427      65,896,628
  Proceeds from issuance of 11 % Senior Notes, net..........................              --      77,100,000              --
  Payments on debt and capital lease obligations............................     (62,102,696)    (56,852,414)    (69,535,229)
  Issuance of common stock, net.............................................           2,000         345,396      30,353,240
                                                                                ------------    ------------    ------------
          Net cash provided by financing
                      activities............................................      11,828,478      56,452,409      26,714,639
                                                                                ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents........................     (15,872,355)     21,820,308      (1,627,940)

Cash and cash equivalents, beginning of period..............................      21,820,308              --       1,627,940
                                                                                ------------    ------------    ------------

Cash and cash equivalents, end of period....................................    $  5,947,953    $ 21,820,308    $         --
                                                                                ============    ============    ============

Supplemental disclosure of cash flow information:
  Debt issued in acquisitions...............................................   $          --    $  1,450,000    $  3,266,068
  Liabilities and debt assumed in acquisitions..............................              --         772,209         635,753
  Issuance of capital lease obligations.....................................              --       5,248,725       3,530,474
  Issuance of common stock to employee stock option plan....................              --              --       1,467,500
  Interest paid.............................................................       5,730,018       4,985,000       2,025,000
  Income taxes paid.........................................................         232,580       2,006,000       4,055,000

  The accompanying notes are an integral part of these consolidated financial statements.

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998, 1997, and 1996

1. General:

  HealthCor Holdings, Inc., a Delaware corporation, and subsidiaries (the "Company") commenced operations in October 1989 and provide home healthcare services to patients including nursing, respiratory therapy, infusion therapy, and medical equipment. As of December 31, 1998, the Company has operations in Arizona, Colorado, Kansas, Missouri, Oklahoma, Texas, New Mexico, and Arkansas.

2. Basis of Reporting and Current Operating Environment:

  The 1998 consolidated financial statements of the Company have been prepared under generally accepted accounting principles assuming that the Company will continue as a going concern. The Company recorded a net loss of approximately $(98,300,000) in 1998 and has negative working capital of approximately $(93,000,000) at December 31, 1998. In addition, at April 15, 1999, the Company is in default on its 11% Senior Notes due 2004 ("11% Senior Notes"). The Company does not have adequate liquidity or available sources of financing to meet its contractual debt obligations and settle its other liabilities. If the Company is unable to generate sufficient cash flow levels and the principal holders of the 11% Senior Notes do not continue to support the Company's current liquidity needs, there is a substantial prospect that the Company or one of its subsidiaries would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about its ability to continue as a going concern. The 1998 financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

  The Company did not pay its December 1, 1998 interest obligation of $4,400,000 on the 11% Senior Notes. On December 23, 1998, the principal holders of the 11% Senior Notes provided working capital advances of $6,000,000 under a convertible loan agreement (see Note 7). Through April 21, 1999, the principal holders have amended the convertible loan agreement five times to provide additional working capital advances of $8,100,000. Management continues to pursue a sale or merger of the Company.

  On February 25, 1999, the Company announced that its chairman and chief executive officer and its president and chief operating officer resigned from all positions of the Company. On April 12, 1999, the Company appointed a new president.

3. Summary of Significant Accounting Policies:

Principles of Consolidation and Presentation

  The consolidated financial statements of the Company include the accounts of HealthCor Holdings, Inc. and its wholly owned subsidiaries, HealthCor, Inc. (HealthCor), HealthCor Oxygen & Medical Equipment, Inc. (HOME), HealthCor Pharmacy, Inc., Physicians Home Health Network, Inc., HealthCor Rehabilitation Services, Inc., Quest Personnel Services, Inc., HealthCor Foundation, and CareNetwork, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets (including accounts receivable and goodwill) and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues (including net revenues recorded by the Company) and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Supplies Inventory

  Supplies inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of medical and pharmaceutical supplies sold directly to patients for use in their homes.

Property and Equipment

  Property and equipment are stated at cost or fair market value at the acquisition date (see Note 5). The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease commitments or the fair value of the leased property at the inception of the lease (see Note
9). Property and equipment are depreciated using the straight-line method over a useful life of 5 years.

Excess of Costs of Acquired Businesses Over the Fair Values of Net Assets
Acquired

  The value of excess costs of acquired businesses over the fair values of net assets acquired (goodwill) is recorded at the date of acquisition. Through 1998, goodwill is being amortized on a straight-line basis over a 40-year period.

  The Company reviews the carrying value of goodwill on an acquisition-by-acquisition basis to determine if facts and circumstances exist which would suggest that goodwill may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the Company's market position, regulatory changes, reputation, profitability and geographic penetration. If indicators are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific acquisition and determine if goodwill is recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the goodwill to its fair value. During 1998 and 1997, the Company recorded charges for goodwill impairment (see Note 13). No such charge was required in 1996.

Other Assets

  Other assets include financing costs relating to the costs of issuing the 11% Senior Notes. The deferred financing costs are being amortized on a straight-line basis over the life of the notes (see Note 7).

Income Taxes

  Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Net Income (Loss) Per Common Share

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires publicly held companies with potentially dilutive securities to change their earnings per share computation for years ending after December 15, 1997, and show a basic earnings per share (based on the weighted average number of common shares outstanding) and a diluted earnings per share (based on the weighted average number of common shares outstanding plus the effect of all dilutive securities, such as stock options and warrants). The Company adopted SFAS No. 128 in the fourth quarter of 1997 (see Note 17).

Stock-Based Compensation

  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 allows companies adopting the pronouncement to either change the actual accounting methods for stock-based compensation or to disclose certain pro forma results of operations as if the pronouncement had been adopted. The Company accounts for its stock option plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25") and has disclosed the pro forma information required by SFAS No. 123 in
Note 14.

Net Revenues, Allowance for Doubtful Accounts, and Estimated Settlements with Third-Party Payors

  Revenues are recognized on the date services and related products are provided to patients and are recorded at estimated net realizable amounts from patients, third-party payors, and others for services rendered. During 1998, the Company experienced a reduction in net revenues primarily as a result of the Medicare nursing office closures discussed in Note 13.

  The Company estimates its contractual allowances and allowance for doubtful accounts based on contractual arrangements, historical and anticipated payment experience and agings of its accounts receivable. As payment experience changes, the Company adjusts its allowances by charges to the statements of operations. During 1998, the Company experienced continued deteriorating collections from payors (including managed care providers) and increased levels of past due accounts receivable due to, among other things, its failure to timely file claims with payors, difficulty in obtaining accurate patient data and maintenance of effective quality control and processes and procedures in the revenue cycle. As a result, during the third and fourth quarters of 1998, the Company reduced the estimated collection factors used in determining the allowance for doubtful accounts. In addition, during the fourth quarter of 1998, the Company wrote off unreconciled differences in its accounts receivable balances. These factors increased the provision for doubtful accounts by approximately $4,000,000 and $20,600,000 during the third and fourth quarters of 1998, respectively. There can be no assurance that additional charges will not be required in the future based on changes in the estimated payment factors.

  For the years ended December 31, 1998, 1997, and 1996, approximately 2%, 38% and 50% of net patient service revenues were derived under federal third-party reimbursement programs which are based on cost reimbursement and case payment principles. These revenues are subject to audit and retroactive adjustment by the respective third-party fiscal intermediary. Settlements based on third-party reimbursement program audits are recorded in the year they become known. The Company establishes allowances for reimbursements in anticipation of such settlements.

  Certain capital expenditures relating to the implementation of a new management information system were expensed for third-party reimbursement purposes resulting in deferred revenue of approximately $3,824,000 at December 31, 1997. As a result of the closing of substantially all of its Medicare nursing offices during 1998, the remaining unamortized deferred revenue and corresponding software development costs of approximately $3,649,200 were adjusted in 1998. This adjustment had no effect on the Company's 1998 results from operations.

Direct expenses

  Direct expenses include salaries, wages and related benefits, medical supplies, equipment and related depreciation, and other direct costs of delivering home medical services.

Reclassifications

  Certain amounts for prior periods have been reclassified to conform to the current year presentation.

4. Current liabilities:

  Accrued payroll and related expenses consist of the following:

                                                                                    1998               1997
                                                                                 ----------         ----------
     Salaries............................................................        $4,092,354         $4,332,983
     Workers' compensation...............................................           793,665            912,999
     Life, medical and related insurance.................................           262,443            992,494
     Other...............................................................           527,607          1,892,008
                                                                                 ----------         ----------
                                                                                 $5,676,069         $8,130,484
                                                                                 ==========         ==========

  Accounts payable and accrued expenses consist of the following:

                                                                                     1998                1997
                                                                                  -----------         -----------
     Accounts payable....................................................         $14,210,698         $ 5,218,745
     Accrued expenses....................................................           1,391,565           3,840,236
     Accrued restructuring charges.......................................           1,188,250           1,560,578
                                                                                  -----------         -----------
                                                                                  $16,790,513         $10,619,559
                                                                                  ===========         ===========

5. Acquisitions and Dispositions:

  The Company made no acquisitions during the year ended December 31, 1998. However, during the fourth quarter of 1998, the Company sold, for cash, Southern Medical Mart, a provider of home respiratory, monitoring and medical equipment services in Louisiana, and VNS Health Services, Inc., a provider of Medicare, Medicaid and private duty nursing services, in Santa Fe and Espanola, New Mexico. The Company recorded a total loss on sale for these transactions of approximately $1,500,000.

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

  The following is a summary of the net assets acquired and liabilities assumed in connection with the foregoing acquisitions in 1997:

         Assets acquired:
           Current assets...................................................     $ 2,620,749
           Other assets.....................................................       2,257,573
                                                                                 -----------
               Total assets.................................................       4,878,322

         Liabilities assumed:
           Current liabilities..............................................         969,295
           Other liabilities................................................       4,282,209
                                                                                 -----------
             Total liabilities..............................................       5,251,504
                                                                                 -----------

         Net assets acquired................................................        (373,182)

         Purchase price, including acquisition costs........................      16,523,578
                                                                                 -----------

         Excess cost of businesses acquired.................................     $16,896,760
                                                                                 ===========

Pro Forma Information

  The following unaudited pro forma information reflects the effects on the consolidated statements of operations assuming that the 1997 acquisitions were consummated as of January 1, 1997. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such date. Therefore, pro forma information cannot be considered indicative of future operations. The unaudited pro forma information for the year ended December 31, 1997 is as follows (in thousands, except per share amount):

          Net revenues...............................................................         $ 161,521
          Net loss...................................................................         (  16,176)
          Net loss per common share..................................................             (1.61)

6. Bank Credit Facility:

  During 1997, the Company was party to a bank credit facility, dated as of October 31, 1996, that was amended to provide for aggregate borrowings of $75.0 million, consisting of a $30.0 million revolving credit line and a $45.0 million term facility for acquisitions. At September 30, 1997, the Company was not in compliance with several of the financial covenants contained in the bank credit facility. The lenders waived the Company's existing defaults through December 1, 1997, at which date the outstanding loans under the then existing bank credit facility were repaid with proceeds from the 11% Senior Notes (see Note 7). Simultaneously with the closing of the 11% Senior Notes, the Company entered into a new bank credit facility, consisting of a three-year revolving credit facility providing up to $20.0 million of availability. At December 31, 1997, the Company was in default of several of the financial covenants under the new bank credit facility and was unable to incur indebtedness under the facility.

  During the second quarter of 1998, the Company replaced its bank credit facility with a two-year secured line of credit with a maximum availability of $7.8 million at December 31, 1998. Advances are based on 80% of the net collectible value of the Company's accounts receivable. "Net Collectible Value" is defined as the amount the Company bills third-party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company also pays a collateral management fee of 0.083% per month on the average outstanding balance. Collections of accounts receivable by the Company are credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company. As of December 31, 1998, the Company had approximately $5.8 million outstanding under the line and availability of $2.0 million. The Company also separately had a $2.0 million loan outstanding, secured by the stock of a subsidiary, from the same lender at December 31, 1998. The loan carries the same interest rate as the line and is due on demand.

7. 11 % Senior Notes and Other Debt:

  During 1997, the Company engaged Bear Stearns, Inc. and Chase Securities Inc. to offer 11% Senior Notes to refinance indebtedness outstanding under the bank credit facility. On December 1, 1997, the offering was completed, and the Company sold $80.0 million principal amount of 11 % Senior Notes to qualified institutional buyers in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 144A. The Company filed a Form S-4 registration statement with the Securities and Exchange Commission to register the 11% Senior Notes so the original restricted notes could be exchanged, at the option of the holder, for identical notes without resale or transfer restrictions. The exchange offer was completed during the second quarter of 1998.

  The 11% Senior Notes are general unsecured obligations of the Company ranking senior in right of payment of all subordinated indebtedness and equal in right of payment of all other obligations. The 11% Senior Notes bear interest at the rate of 11 % per annum, payable in arrears on June 1 and December 1 of each year, commencing June 1, 1998. The 11% Senior Notes are fully and unconditionally guaranteed on a senior, unsecured and joint and several basis by all of the Company's present and future subsidiaries. Proceeds of the 11% Senior Notes were $77,100,000 after offering expenses of $2,900,000 that are being amortized over the duration of the 11% Senior Notes on a straight-line basis.

  The Company did not pay its December 1, 1998 interest obligation of $4,400,000 on the 11% Senior Notes. As a result, the Company is currently in default of the indenture and has classified the 11% Senior Notes as a current liability in the accompanying 1998 consolidated balance sheet. However, as of April 21, 1999, the noteholders have not exercised the acceleration provisions under the indenture. The indenture also effectively prohibits the Company from incurring additional indebtedness (other than certain limited permitted indebtedness).

  On December 23, 1998, the principal holders of the 11% Senior Notes provided working capital advances of $6,000,000 under a convertible loan agreement. Through April 21, 1999, the principal holders have amended the convertible loan agreement five times to provide additional working capital advances of $8,100,000. The convertible loan is due December 31, 1999, and accrues interest at 11% per annum increasing to 13% per annum in the event of any non-payment of principal or interest amounts due. The agreement is secured by a pledge of the stock of the Company, as well as a security interest in substantially all of the assets of the Company and its subsidiaries. As of April 21, 1999, the Company is in default of several of the financial covenants in the convertible loan agreement.

  The secured line of credit (see Note 6), 11% Senior Notes and the convertible loan agreement all contain cross default provisions. In the event that there is default under one of the agreements, these provisions trigger a cross default of the other agreements. There has been no default under the provisions of the secured line of credit and the principal holders of the Senior Notes and the convertible loan agreement have issued forbearances to the Company. The principal holders have the risk for default for both the Senior Notes and the convertible loan agreement and amendments.

  The unamortized financing costs of $3,083,035 at December 31, 1998 will be charged to operations at the date the 11% Senior Notes are paid or otherwise settled.

  Debt obligations consist of the following:

                                                                                    1998                1997
                                                                              -----------------   ----------------

Notes payable to individuals in connection with
  acquisitions; principal and interest payable monthly at
  rates ranging from 5.5% to 8.5%, matures through May
  2000, unsecured..........................................................       $    545,343        $ 2,214,674

11 % Senior Notes due 2004 (currently in default)..........................         80,000,000         80,000,000

Convertible loan...........................................................          6,000,000                 --

Other......................................................................            205,602              6,064
                                                                                  ------------        -----------
                                                                                    86,750,945         82,220,738
         Less: current portion.............................................        (86,641,016)        (1,576,502)
                                                                                  ------------        -----------
                                                                                  $    109,929        $80,644,236
                                                                                  ============        ===========

  Aggregate maturities of long-term obligations subsequent to December 31, 1998, are as follows:

1999..............................................................................        $ 86,641,016
2000..............................................................................             109,929
                                                                                          ------------
                                                                                            86,750,945
Less -- Current portion...........................................................         (86,641,016)
                                                                                          ------------
          Total...................................................................        $    109,929
                                                                                          ============

8. Property and Equipment:

  Property and equipment consist of the following:


                                                                                     1998                1997
                                                                               -----------------   -----------------

Furniture and equipment.....................................................       $  4,203,443        $  4,526,781
Transportation equipment....................................................          1,240,000           1,316,796
Leasehold improvements......................................................          1,285,957           1,188,413
Medical equipment...........................................................         29,268,826          26,282,878
Computer equipment..........................................................         11,384,209          10,800,688
Software development costs..................................................          5,438,057           8,555,617
                                                                                   ------------        ------------
                                                                                     52,820,492          52,671,173
Less -- Accumulated depreciation............................................        (31,479,747)        (23,539,595)
                                                                                   ------------        ------------
Property and equipment, net.................................................       $ 21,340,745        $ 29,131,578
                                                                                   ============        ============

9. Lease Commitments:

  The Company leases office space, furniture, and equipment under noncancelable operating lease agreements which expire on various dates up to 2009 and contain renewal options for up to 5 years.

  The Company leases various office equipment under capital lease arrangements. The capitalized value of leases amounted to approximately $11,188,000 and $11,272,000 at December 31, 1998 and 1997, respectively, and net book value amounted to approximately $3,619,000 and $6,008,000 at December 31, 1998 and 1997, respectively. Future minimum lease payments at December 31, 1998, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more are as follows:

                                                                                      Operating         Capital
                                                                                       Leases            Leases
                                                                                    -------------   ----------------

1999.............................................................................     $ 3,273,149       $ 2,505,640
2000.............................................................................       2,342,015           407,538
2001.............................................................................       1,498,072           323,735
2002.............................................................................       1,129,058            23,534
2003 and thereafter..............................................................       3,169,338                --
                                                                                      -----------       -----------
Total minimum payments...........................................................     $11,411,632         3,260,447
                                                                                      ===========
Amount representing interest.....................................................                          (214,882)
                                                                                                        -----------
Present value of minimum payments................................................                         3,045,565
Current portion..................................................................                        (2,355,784)
                                                                                                        -----------
Total............................................................................                       $   689,781
                                                                                                        ===========

  Rent expense under all operating leases was approximately $4,083,000 and $3,736,000, $3,050,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

10. Income Taxes:

  The provision for income taxes includes the following components:

                                                            1998                 1997                1996
                                                     ------------------   ------------------   -----------------

Current:
  Federal.........................................        $      --         $ (4,858,888)          $2,571,912
  State...........................................         (127,416)             514,500              326,233
                                                          ---------         ------------           ----------
                                                           (127,416)          (4,344,388)           2,898,145
                                                          ---------         ------------           ----------
Deferred:
  Federal.........................................               --             (439,848)             468,175
  State...........................................               --                   --               52,066
                                                          ---------         ------------           ----------
                                                                 --             (439,848)             520,241
                                                          ---------         ------------           ----------
          Total...................................        $(127,416)        $( 4,784,236)          $3,418,386
                                                          =========         ============           ==========

  The reconciliation of the provision (credit) for income taxes to the federal statutory rate is as follows:


                                                            1998                 1997                1996
                                                     ------------------   ------------------   -----------------
Income taxes at statutory rate....................      $(33,411,903)         $(6,943,701)          $2,975,134
Deferred income tax valuation allowance...........        33,411,903            2,068,595                   --
Amortization......................................                --              153,000              148,931
State taxes, net of federal tax effect............          (127,416)             322,400              249,691
Other.............................................                --             (384,530)              44,630
                                                        ------------          -----------           ----------
                                                        $   (127,416)         $(4,784,236)          $3,418,386
                                                        ============          ===========           ==========

  Deferred tax assets and deferred tax liabilities consist of the following items:

                                                                              1998                    1997
                                                                      ---------------------   ---------------------
Deferred tax assets:
  Allowance for doubtful accounts..................................        $  6,509,790             $  (467,443)
  Self-insurance and workers' compensation.........................             414,697                 720,312
  Amounts due to third-party payors................................           2,938,920               4,038,640
  Accrued payroll and related expenses.............................             586,019                 223,751
  State income taxes...............................................              34,465                 (17,170)
  Amortization.....................................................          11,807,484               2,222,298
  Net operating loss carryforward..................................          25,675,404                      --
                                                                           ------------             -----------
          Total before valuation allowance.........................          47,966,779               6,720,388
  Valuation allowance..............................................         (45,367,652)             (3,524,857)
                                                                           ------------             -----------
          Net deferred tax assets..................................           2,599,127               3,195,531

Deferred tax liabilities:
  Depreciation and amortization....................................            (951,589)             (1,561,269)
  Deferred software cost, net of deferred revenue..................          (2,015,023)             (1,746,639)
  Deferred compensation expense....................................                  --                (255,108)
  Accrued restructuring costs......................................             451,466                 451,466
  Other............................................................             (62,328)                (62,328)
                                                                           ------------             -----------
          Total....................................................          (2,577,474)             (3,173,878)
                                                                           ------------             -----------
  Other tax liability..............................................             (21,653)                (21,653)
                                                                           ------------             -----------
Total net tax (liabilities) assets................................. $                --     $                --
                                                                   ====================    ====================

Due to the loss recorded in 1998 and 1997, the Company fully reserved its net deferred asset balance at December 31, 1998 and 1997. The Company had an estimated tax loss carryforward of $62.7 million at December 31, 1998, which expires beginning in 2012.

11. Redeemable Convertible Preferred Stock:

  In 1989, the Company sold 2,000,000 shares of its Series A preferred stock ($.01 par value) for $2,000,000, less issuance costs of $85,532, to an unrelated entity. The shares were converted into 2,000,000 shares of the Company's common stock coincident with the Company's initial public offering (IPO) on August 8, 1996.

  In 1992, the Company issued 1,071,438 shares of its Series B preferred stock ($.01 par value) for $3,000,025 to the Series A preferred stock investor and an unrelated investor and 178,575 shares of its Series B preferred stock for $500,010 to the Company's Employee Stock Ownership Plan (ESOP). The Company paid $72,636 in costs associated with these two issuances. The Series B preferred shares were convertible into 1,562,517 shares of the Company's common stock. The conversion rate was subject to adjustment of up to $1.25 for one (312,503 additional shares) common share based on the Company's post issuance earnings level. On November 28, 1994, the 178,575 Series B preferred shares held by the ESOP were converted to 223,220 common shares. The remaining Series B preferred shares were converted into 1,339,297 shares of common stock coincident with the Company's IPO on August 8, 1996.

12. Common Stock:

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

  On December 28, 1998, the Company's securities ceased to be listed on the Nasdaq SmallCap Market as the result of its failure to meet the minimum bid price requirement. The Company's securities continue to be listed on the OTC Bulletin Board.

13. Goodwill Write-Off and Restructuring Costs:

  During 1997, the home health care industry experienced several significant regulatory and reimbursement changes. In February 1997, the Health Care Financing Administration ("HCFA") announced that it intended to implement mileage limitations restricting the distance between a nursing agency's principal office and its branches. Texas, where the Company had significant operations, announced that it intended to implement even more restrictive mileage limitation rules for branch offices. During 1998, following a moratorium on new Medicare provider numbers announced by President Clinton, HCFA imposed a delay in permitting branch office transfers. The 1997 Federal Budget contained other reimbursement changes that reduced the level of reimbursement available to the Company.

  On January 2, 1998 and August 11, 1998, HCFA published Medicare nursing per-visit cost limitation guidelines which reduced per-visit cost limitations for the Company by approximately 18%-20% for 1998. Also, regulations effective February 1, 1998, eliminated venipuncture as a covered service for Medicare nursing visits, which materially reduced the Company's Medicare nursing revenues. In addition, reimbursement rates for Medicare home oxygen services, which represented approximately 6% of the Company's annualized revenues for the year ended December 31, 1997, were reduced by 25.0% beginning January 1, 1998, with an additional 5.0% reduction effective in 1999. Congress also adopted a per-beneficiary limit on reimbursement for nursing services based upon historical cost, and on March 31, 1998 and August 11, 1998, published regulations which set forth the national and regional medians on which such limits should be based. During late 1997, the Company estimated that the per-beneficiary limits would have a material adverse effect on the Company's Medicare nursing operations.

  In late December 1997, after passage of the 1997 Federal Budget, the Company began to assess the potential financial effects of the above described regulatory changes on its Medicare nursing and home oxygen service businesses. Coincident therewith, the Company developed and implemented a restructuring plan to close certain Medicare nursing offices in order to mitigate the financial impact of the changes. In addition, the changes prompted the Company to evaluate whether its long-lived assets were impaired at December 31, 1997.
As a result, during the fourth quarter of 1997, the Company reduced the carrying value of its recorded goodwill by approximately $8,300,000, recognized additional Medicare cost limitations for 1997 aggregating $5,600,000, announced significant headcount reductions, and the closure of 32 Medicare nursing field offices. The offices were closed at March 31, 1998. In addition, during the fourth quarter of 1997, the Company recorded $1,575,000 in restructuring costs, consisting of direct severance costs for terminated employees of $375,000 and future lease termination costs and other costs related to office closings of approximately $1,200,000.

  During early 1998, the Company continued to evaluate the ongoing prospects of its Medicare nursing business. In connection with the Company's decision in the second quarter of 1998 to close substantially all of its remaining Medicare nursing offices, the Company determined that an additional goodwill impairment charge of approximately $4,800,000 was required at June 30, 1998.

  As a result of the Company's continued operating losses and negative cash flows, lack of a definitive recapitalization plan and uncertain future operating prospects, the Company evaluated its unamortized goodwill balances for impairment during the fourth quarter of 1998. As a result, an additional charge of approximately $27,037,000 was recorded. This amount includes approximately $1,495,000 of goodwill related to a personnel placement business held-for-sale at December 31, 1998. The Company's remaining goodwill balances at December 31,1998 relate primarily to its infusion therapy operations. In addition, beginning January 1, 1999, goodwill will be amortized on a straight-line basis over a 10-year period.

14. Employee Benefit Plans:

  The Company has two qualified incentive stock option plans and has reserved 387,500 shares of the Company's common stock, all of which were granted, for issuance under the 1989 plan and 237,500 shares under the 1996 plan. Options for 187,000 shares have been granted under the 1996 stock option plan and 50,500 are available for future grants. The Company accounts for its stock option plans in accordance with the provisions of APB No. 25, under which no compensation cost is recognized for financial statement purposes.

  Pro forma information regarding net income (loss) and net income (loss) per share and net income (loss) per share assuming dilution is required by SFAS No.
123. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.25%, 6.0 % and 6.5 %; expected dividend yield of zero; expected option lives until exercise date of 6.5 years; and expected price volatility of 35%, 35 % and 25%, respectively. Had compensation cost for stock options granted in 1998, 1997 and 1996 been determined based on the fair value at the grant dates for options awarded consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share and net income (loss) per common share assuming dilution for the years ended December 31, 1998, 1997 and 1996, would have been reduced to the following pro forma amounts:

                                                                             1998            1997           1996
                                                                         -------------   -------------   ----------
    Net income (loss).........................   As reported...........  $(98,270,302)   $(15,638,413)   $5,332,008
                                                  Pro forma............   (98,457,758)   $(15,868,618)   $5,206,173

    Net income (loss) per common share........   As reported...........  $      (9.74)   $      (1.56)   $      .69
                                                 Pro  forma............  $      (9.76)   $      (1.58)   $      .67

    Net income (loss) per common share-
         Assuming dilution....................   As reported...........  $      (9.74)   $      (1.56)   $      .66
                                                 Pro  forma............  $      (9.76)   $      (1.58)   $      .65

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

  Information on stock options and related information is as follows:

                                                 1998                             1997                             1996
                                     ----------------------------     ----------------------------     -----------------------------
                                       Number of        Wtd. Avg.       Number of        Wtd. Avg.       Number of         Wtd. Avg.
                                        Shares          Ex. Price        Shares          Ex. Price         Shares          Ex. Price
                                     -------------      ---------     -------------      ---------     --------------      ---------

Outstanding at beginning of year          414,457           $4.49          356,926           $5.63           359,627          $ 4.68

Granted                                    58,000            1.86       235,500 (1)           6.14            48,250           10.13

Exercised                                  (3,334)           5.00          (73,379)           5.07           (33,867)           2.32

Forfeited                                (116,887)           3.75      (104,590)(1)           6.10           (17,084)           5.04
                                      -----------           -----     ------------           -----     -------------          ------


Outstanding at end of year                352,236            4.29          414,457           $4.49           356,926          $ 5.63
                                      ===========           =====     ============           =====     =============          ======


Exercisable at end of year                194,034            4.65          188,891           $3.86           198,884          $ 4.06
                                      ===========           =====     ============           =====     =============          ======


Price range                          $1.50--$9.00                     $.80 - $9.00                     $.80 - $11.50
                                      ===========                     ============                     =============

Weighted-average fair value of
options granted during the year       $      0.85                     $       3.87                     $        4.26
                                      ===========                     ============                     =============

(1) Excludes 174,783 options repriced on September 16, 1997, at $5.00 per share from $8.03 per share weighted average exercise price. Such options were treated as an option modification for purposes of computing the weighted average fair value of options granted during 1997.

  The following table summarizes information about stock options that are outstanding at December 31, 1998:

                                           Options Outstanding               Options Exercisable
                               ----------------------------------------   -------------------------
                                                 Weighted-
                                   Number         Average     Weighted-       Number       Weighted-
              Range of         Outstanding at    Remaining     Average    Exercisable at    Average
              Exercise          December 31,    Contractual   Exercise     December 31,    Exercise
               Prices               1998           Life         Price          1998          Price
          ------------------   --------------   -----------   ---------   --------------   ---------

            $1.50 to 2.16              87,300     7.4 years       $1.91       29,300         $2.00
             3.75 to 5.20             259,437     7.5              5.02      159,568          5.05
             7.04 to 9.00               5,499     8.0              7.40        5,166          7.29
                                      -------                                -------         -----

            $1.50 to 9.00             352,236     7.51             4.29      194,034         $4.65
                                      =======                                =======         =====

  On April 1, 1990, the Company established an Employee Stock Ownership Plan
(ESOP), which awards shares of the Company's common stock on a noncontributory basis to eligible employees of the Company. The Company contributed 130,000 and 125,000 common shares in 1996 and 1995. Participants are not vested in any amounts allocated to them until they have completed at least 1,000 hours of service per year for one year. After five such years, a participant is 100% vested in such amounts. Generally, a participant also will be fully vested upon attaining age 65 or in the event of total and permanent disability, death or termination of the ESOP. ESOP shares which are committed to be released are treated as outstanding for earnings per share computations. During 1998 and 1997, the Board of Directors authorized no contribution to the ESOP.

  Effective April 1, 1991, the Company formed a deferred compensation plan structured under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees meeting certain minimum service requirements. Under the plan, contributions are made by the employees and matched by the Company subject to certain limitations. The Company's contribution to this plan was approximately $542,000, $329,000, and $157,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

15. Commitments and Contingencies:

Litigation

  On March 20, 1998, the Company and several of its former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including March 31, 1998. The Company has filed a motion to dismiss the lawsuit which is currently pending determination by the court, otherwise, the Company intends to vigorously defend the lawsuit but is currently unable to assess the likelihood of success in this litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

  In addition, the Company, in the normal course of business, is party to various other matters of litigation. Management is of the opinion that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

  The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse as well as other applicable government laws and regulations. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

Self-Insurance

  The Company self-insures its employees and their dependents for injury and hospitalization. The Company self-insures claims up to $75,000 per person, with an insurance company covering claims in excess of this amount up to a maximum of $1,000,000 per person. A liability is accrued for claims incurred but not yet reported (IBNR) based on historical claims paid information as provided by the respective insurance company. The IBNR liability at December 31, 1998 and 1997, was approximately $320,000 and $1,005,000, respectively. The Company has paid claims of approximately $2,597,000, $1,126,000, and $1,101,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

16. Segment Reporting

  The Company has three reportable segments: nursing, respiratory therapy/medical equipment (HME), and infusion therapy. The Company's reportable segments are strategic business units defined by lines of service. Each engages in business activities which are key to the Company providing fully integrated comprehensive home health care services.

  The nursing segment derives its revenue from a wide range of nursing services to individuals with acute illness, long term chronic health conditions, permanent disabilities, terminal illness or post-procedural needs. Patients are typically referred to the Company by primary care or specialty physicians and managed care case managers. The HME segment derives its revenue from home respiratory monitoring and medical equipment. The Company rents, sells and services respiratory equipment for patient use in the home and supplies patients with aerosol medications for use in respiratory therapy treatments. Finally, the infusion therapy segment derives its revenues from the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally or epidurally (via spinal routes), or through feeding tubes into the digestive tract.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following tables summarize the segment information by lines of service.

As of and for the year ended December 31, 1998:

                                                                                      Infusion
                                            Nursing                HME                Therapy               Total
                                       ------------------   ------------------   ------------------   ------------------


Net revenues                                $ 33,039,098         $ 58,956,377          $18,104,011         $110,099,486
Direct expenses                               27,832,100           17,103,888           10,798,038           55,734,026
                                            ------------         ------------          -----------         ------------
   Gross profit                                5,206,998           41,852,489            7,305,973           54,365,460

Depreciation and amortization                  8,578,472           23,255,113              298,633           32,132,218
General and administrative                    20,516,048           29,784,910            6,272,396           56,573,354
Provision for doubtful accounts                7,075,748           29,128,773            8,868,611           45,073,132
Interest expense                               8,447,743              153,244                5,606            8,606,593
Income tax benefit                               (94,046)             (36,357)            (119,677)            (250,080)
                                            ------------         ------------          -----------         ------------
   Net loss                                 $(39,316,967)        $(40,433,194)         $(8,019,596)        $(87,769,757)
                                            ============         ============          ===========         ============

Reconciliation to consolidated statement of operations for the year ended December 31, 1998:

Total net revenues for reportable segments                                                      $110,099,486
Total net revenues for non-reportable segments (1)                                                 5,466,777
Unallocated amounts                                                                                  175,158
                                                                                                ------------
       Consolidated net revenues                                                                $115,741,421
                                                                                                ============

Total net loss from reportable segments                                                         $(87,769,757)
Total net income from non-reportable segments (1)                                                   (936,906)
Unallocated Amounts:
     Net revenues                                                                                    175,158
     Depreciation and amortization                                                                (6,737,917)
     Interest expense                                                                             (2,696,976)
     Income taxes                                                                                   (125,854)
     General and administrative                                                                     (178,050)
                                                                                                ------------
       Consolidated net loss                                                                    $(98,270,302)
                                                                                                ============


                                                                                     Infusion
                                              Nursing               HME               Therapy              Total
                                         -----------------   -----------------   -----------------   -----------------


Total assets                                    $9,208,060         $37,654,282         $18,461,398         $65,323,740

Reconciliation to consolidated balance sheet as of December 31, 1998:

Total assets for reportable segments                                                             $65,323,740
Total assets for non-reportable segments (1)                                                         754,632
Unallocated amounts                                                                                8,184,974
                                                                                                 -----------
   Consolidated total assets                                                                     $74,263,346
                                                                                                 ===========

As of and for the year ended December 31, 1997:

                                                                                     Infusion
                                            Nursing                HME                Therapy              Total
                                       ------------------   ------------------   -----------------   ------------------

Net revenues                                 $75,591,166          $42,722,064          $19,487,029        $137,800,259
Direct expenses                               40,696,130           14,303,501            7,804,481          62,804,112
                                             -----------          -----------          -----------        ------------
        Gross profit                          34,895,036           28,418,563           11,682,548          74,996,147

Depreciation and amortization                  1,801,875              758,745              228,946           2,789,566
General and administrative                    38,505,671           19,532,169            5,634,154          63,671,994
Provision for doubtful accounts                2,948,679            8,789,785            2,318,553          14,057,017
Interest expense                               2,848,209              206,046                6,861           3,061,116
Income tax expense (benefit)                  (1,366,219)             952,769            2,273,580           1,860,130
                                             -----------          -----------          -----------        ------------
        Net income (loss)                    $(9,843,179)         $(1,820,951)         $ 1,220,454        $(10,443,676)
                                             ===========          ===========          ===========        ============

Reconciliation to consolidated statement of operations for the year ended December 31, 1997:

Total net revenues for reportable segments                                                     $137,800,259
Total net revenues for non-reportable segments (1)                                                5,967,406
Unallocated amounts                                                                                (562,915)
                                                                                               ------------
       Consolidated net revenues                                                               $143,204,750
                                                                                               ============

Total net loss from reportable segments                                                        $(10,443,676)
Total net income from non-reportable segments (1)                                                    58,158
Unallocated Amounts:
     Net revenues                                                                                  (562,915)
     Depreciation and amortization                                                              (10,445,266)
     Interest expense                                                                            (2,256,602)
     Income taxes                                                                                 6,700,000
     General and administrative                                                                   1,311,888
                                                                                               ------------
                 Consolidated net loss                                                         $(15,638,413)
                                                                                               ============

                                                                                   Infusion
                                            Nursing               HME               Therapy              Total
                                       -----------------   -----------------   -----------------   -----------------

Total assets                                 $42,957,631         $65,779,404         $22,225,141        $130,962,176

Reconciliation to consolidated balance sheet at December 31, 1997:

Total assets for reportable segments                                                           $130,962,176
Total assets for non-reportable segments (1)                                                      2,392,307
Unallocated amounts (2)                                                                          30,486,540
                                                                                               ------------
Consolidated total assets                                                                      $163,841,023
                                                                                               ============

For the year ended December 31, 1996:

                                                                                   Infusion
                                            Nursing               HME               Therapy              Total
                                       -----------------   -----------------   -----------------   -----------------

Net revenues                                 $64,251,594         $28,999,266         $15,892,206        $109,143,066
Direct expenses                               32,380,114           8,068,472           6,995,825          47,444,411
                                             -----------         -----------         -----------        ------------
   Gross profit                               31,871,480          20,930,794           8,896,381          61,698,655

Depreciation and amortization                  1,165,771             386,778             139,376           1,691,925
General and administrative                    28,870,412          12,797,913           3,470,523          45,138,848
Provision for doubtful accounts                  722,919           2,007,400             450,075           3,180,394
Interest expense                                 896,691              57,286               3,548             957,525
Income tax expense                                84,117           2,215,752           1,890,556           4,190,425
                                             -----------         -----------         -----------        ------------
   Net income                                $   131,570         $ 3,465,665         $ 2,942,303        $  6,539,538
                                             ===========         ===========         ===========        ============

Reconciliation to consolidated statement of earnings for the year ended December 31, 1996:

Total net revenues for reportable segments                                                     $109,143,066
Total net revenues for non-reportable segments                                                    1,180,654
Unallocated amounts                                                                              (3,538,568)
                                                                                               ------------
       Consolidated net revenues                                                               $106,785,152
                                                                                               ============

Total net income from reportable segments                                                      $  6,539,538
Total net income from non-reportable segments                                                        91,061
Unallocated amounts:
     Net revenues                                                                                (3,538,568)
     Depreciation and amortization                                                                 (884,284)
     Provision for doubtful accounts                                                               (400,000)
     Interest Expense                                                                            (1,185,708)
     Income Taxes                                                                                   830,258
     General and adminsitrative                                                                   3,879,711
                                                                                               ------------
       Consolidated net income                                                                 $  5,332,008
                                                                                               ============

(1) Non-reportable segments do not meet the definition of the quantitative thresholds for a reportable operating segment and are attributable to a nurse staffing business and the holding company for certain of the Company's assets and liabilities. Neither of these entities has ever met the definition or quantitative thresholds for determining reportable segments.
(2) Includes $23 million in short-term investments purchased with the proceeds from the Senior Notes (see Note 7) recorded on the balance sheet of the holding company, a non-reportable segment.

17. Net Income (Loss) Per Common Share:

  The following table sets forth the computation of basic and diluted net income
(loss) per common share:

                                                                                 Years Ended December 31,
                                                                     1998                  1997                  1996
                                                                --------------        -------------           ------------
 Numerator:
     Net income (loss)..................................         $(98,270,302)         $(15,638,413)           $5,332,008
                                                                 ============          ============            ==========
 Denominator:
     Weighted average common shares issued..............           10,091,340            10,053,734             7,770,175
     Effect of dilutive stock options:
         Assuming exercise of options, reduced by the
              number of common shares which could have           ------------                                  ----------
              been purchased with the proceeds from
              exercise of such options..................                   --                    --               270,075
                                                                 ------------          ------------            ----------
     Weighted average number of common shares
         outstanding and dilutive stock options........            10,091,340            10,053,734             8,040,250
                                                                 ============          ============            ==========
 Net income (loss) per common share....................          $      (9.74)         $      (1.56)           $    (0.69)
 Net income (loss) per common share - assuming
                                      dilution.........          $      (9.74)         $      (1.56)           $     0.66

18. Fair Value of Financial Instruments:

  On January 1, 1995, the Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of those instruments. Because of the financial issues faced by the Company at December 31, 1998 (see Note 2), the Company cannot reasonably estimate the fair value of its 11% Senior Notes at December 31, 1998. The fair value of the Company's long-term debt (including the 11% Senior Notes) and capital lease obligations at December 31, 1997 were determined to approximate its carrying value since the 11% Senior Notes were issued on December 1, 1997.

19. Consolidated Quarterly Data (unaudited):

  The following is a summary of the consolidated quarterly results of operations of the Company for the years ended December 31, 1998 and 1997:

                                                                      Three Months Ended
                                                     ----------------------------------------------------
1998                                                 March 31     June 30    September 30    December 31
--------------------------------------------------   ---------   ---------   -------------   ------------
                                                          (in thousands, except per share amounts)

Net revenues......................................    $32,682    $ 30,259        $ 27,950       $ 24,850

Gross profit......................................     14,881      14,363          14,349         12,429

Loss from operations..............................     (3,128)    (15,841)         (7,300)       (60,825)

Loss before income taxes..........................     (5,488)    (18,517)        (10,231)       (64,162)

Net loss..........................................     (5,488)    (18,715)         (9,883)       (64,184)

Net loss per common share.........................      (0.54)      (1.85)          (0.98)         (6.36)
Net loss per common share-
     assuming dilution............................      (0.54)      (1.85)          (0.98)         (6.36)

Weighted average common shares outstanding........     10,090      10,095          10,095         10,091
Weighted average common shares outstanding
     and dilutive common stock options............     10,090      10,095          10,095         10,091

                                                                           Three Months Ended
                                                            -------------------------------------------------
1997                                                        March 31   June 30    September 30   December 31
----                                                        --------   --------   ------------   ------------
                                                                (in thousands, except per share amounts)
Net revenues.............................................    $33,765   $34,314         $40,504      $ 34,622

Gross profit.............................................     19,961    16,588          23,052        16,224

Income (loss) from operations............................      3,675    (4,069)          3,592       (18,303)

Income (loss) before income taxes........................      3,014    (5,185)          2,154       (20,406)

Net income (loss)........................................      1,808    (3,336)          1,293       (15,403)

Net income (loss) per common share.......................        .18      (.33)            .13         (1.53)
Net income (loss) per common share-
     assuming dilution...................................        .18      (.33)            .13         (1.53)
Weighted average common shares outstanding...............     10,023    10,041          10,064        10,086
Weighted average common shares outstanding
     and dilutive common stock options...................     10,178    10,041          10,159        10,086

  During the three months ended December 31, 1998, net revenues and net income were adversely affected by a goodwill write-off of $27,037,000 and an increase in the provision for doubtful accounts of $20,600,000.

  During the three months ended September 30, 1998, net income was adversely affected by an increase in the provision for doubtful accounts of $4,000,000.

  During the three months ended June 30, 1998, net revenues and net income were adversely affected by a $900,000 revenue adjustment related to Medicare nursing cost limitations, an increase in the provision for doubtful accounts of $7,000,000 and by a goodwill write off of $4,800,000.

  During the three months ended March 31, 1998, net revenues and net income were adversely affected by a $5,600,000 revenue adjustment related to Medicare nursing per-beneficiary cost limitations.

                     *************************************

                   HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1998, 1997, and 1996


                                                           Additions       Additions
                                         Balance at       Charged to          from                                 Balance
                                          Beginning        Costs and        Acquired                               at End
            Classification                of Period        Expenses        Companies        Deductions            of Period
            --------------               ----------        --------        ----------       ----------            ---------

December 31, 1998:

  Allowance for Doubtful Accounts.....   $11,441,000      $45,094,000      $       --      $(23,340,000)(b)      $33,195,000
  Accrued Restructuring Costs.........     1,575,000               --              --          (387,000)           1,188,000
  Accumulated Amortization of
      Intangible Assets...............     3,404,000       32,682,000              --                --           36,086,000
                                         -----------      -----------      ----------      ------------          -----------

          Total Reserves and             $16,420,000      $77,776,000      $       --      $(23,727,000)         $70,469,000
           Allowances                    ===========      ===========      ==========      ============          ===========

December 31, 1997:

  Allowance for Doubtful Accounts.....   $ 5,101,000      $14,057,000      $4,122,000      $(11,839,000)(b)      $11,441,000

  Accrued Restructuring Costs.........            --        1,575,000              --                --            1,575,000

  Accumulated Amortization of
      Intangible Assets...............     2,038,000        9,641,000              --        (8,275,000)(c)        3,404,000
                                         -----------      -----------      ----------      ------------          -----------

          Total Reserves and             $ 7,139,000      $25,273,000      $4,122,000      $(20,114,000)         $16,420,000
           Allowances                    ===========      ===========      ==========      ============          ===========

December 31, 1996:

  Allowance for Doubtful Accounts.....   $ 2,056,000      $ 3,580,000      $2,753,000      $ (3,288,000)(b)      $ 5,101,000

  Accumulated Amortization of
      Intangible Assets...............     1,186,000          852,000              --                --            2,038,000
                                         -----------      -----------      ----------      ------------          -----------

          Total Reserves and             $ 3,242,000      $ 4,432,000      $2,753,000      $ (3,288,000)         $ 7,139,000
           Allowances                    ===========      ===========      ==========      ============          ===========

-----------
(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b)  Write-off of uncollectible receivables net of recoveries.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on April 21, 1999 on its behalf by the undersigned thereunto duly authorized.

                                HEALTHCOR HOLDINGS, INC.

                                By: /S/ Michael D. Ayres
                                    --------------------
                                    Michael D. Ayres
                                    President and Treasurer

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

      Signature                         Title                    Date
      ---------                         -----                    ----


   /S/ Michael D. Ayres        President and Treasurer       April 21, 1999
---------------------------
      Michael D. Ayres

   /S/ Sue Collins             Secretary                     April 21, 1999
---------------------------
      Sue Collins

   /S/ Charles E. Dowling      Vice President                April 21, 1999
---------------------------
      Charles E. Dowling

   /S/ Robert B. Crates        Director                      April 21, 1999
---------------------------
      Robert B. Crates

   /S/ Jane B. Finley          Director                      April 21, 1999
---------------------------
      Jane B. Finley, Ph.D.

   /S/ Michael J. Foster       Director                      April 21, 1999
---------------------------
      Michael  J. Foster

                                 EXHIBIT INDEX

 (a)  Exhibits

           1.1   --  Purchase Agreement dated November 24, 1997, by and among the Company, the guarantors named on the signature pages thereto, Bear, Stearns & Co. Inc. and Chase Securities Inc  (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and Exchange Commission on January 13, 1998).
           3.1   --  Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779), as filed with the Commission on June 12, 1996).
           3.2   --  Amended and Restated Bylaws of the Company (incorporated by reference to the Company's
                     Registration Statement on Form S-1 (File No. 333-5779), as filed with the Commission on June 12,
                     1996).
           4.1   --  Specimen Stock Certificate of the Company (incorporated by reference to the Company's
                     Registration Statement on Form S-1 (File No. 333-5779), as filed with the Commission on June 12,
                     1996).
           4.2   --  Indenture dated as of December 1, 1997, by and among the Company, the Guarantors Signatories
                     Thereto and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and Exchange Commission on January 13, 1998).
           4.3   --  First Supplemental Indenture dated as of December 2, 1997 to Indenture dated as of December 1,
                     1997, by and among the Company, the Guarantors Signatories Thereto and Norwest Bank Minnesota,
                     National Association, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and Exchange Commission on January
                     13, 1998).
           4.4   --  Form of Global Note (included in Exhibit 4.2).
           4.5   --  Registration Rights Agreement dated as of December 1, 1997, by and among Bear Stearns & Co.
                     Inc., Chase Securities Inc., the Company, and certain subsidiaries of the Company, as Guarantors
                     (incorporated by reference to the Company's Registration Statement on Form S-4 (File No.
                     333-44175), as filed with the Securities and Exchange Commission on January 13, 1998).
           4.6   --  Second Amended and Restated Credit Agreement dated December 1, 1997, by and among Texas
                     Commerce Bank National Association, as Agent and an Issuing Bank, the Several Financial
                     Institutions from time to time a party thereto and the Company (incorporated by reference to the
                     Company's Registration Statement on Form S-4 (File No. 333-44175), as filed with the Securities and
                     Exchange Commission on January 13, 1998).
          10.1   --  Registration Rights Agreement, dated as of June 1, 1992 between the Company and certain stockholders of the Company (incorporated by reference to the Company's Registration Statement on
                     Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).
          10.2   --  The Company Employee Stock Ownership Plan and Trust, dated April 1, 1990, as amended
                     (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779)
                     as filed with the Commission on June 12, 1996).
          10.3   --  Form of HealthCor Holdings, Inc. 1996 Long-Term Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).
          10.4   --  HealthCor Holdings, Inc. Employee Stock Ownership Plan and Trust, dated April 1, 1990, as amended  (incorporated by reference to the Company's Registration Statement on Form S-1 (File No.
                     333-5779) as filed with the Commission on June 12, 1996).
          10.5   --  Warrant Agreement between the Company and an individual to purchase Common Stock of the
                     Company, dated as of November 1, 1994 (incorporated by reference to the Company's Registration
                     Statement on Form S-1 (File No. 333-5779) as filed with the Commission on June 12, 1996).

          10.6   --  Form of Indemnification Agreement entered into between the Company and its executive officers and directors (incorporated by reference to the Company's Registration Statement on Form S-1 (File
                     No. 333-5779) as filed with the Commission on June 12, 1996).
          10.7   --  Stock Purchase Agreement, dated April 15, 1996, by and between I Care Home I.V. Affiliates,
                     Inc., I Care of Arkansas, Inc., I Care, Inc. and the Company (incorporated by reference to the
                     Company's Registration Statement on Form S-1 (File No. 333-5779) as filed with the Commission on
                     June 12, 1996).
          10.8   --  Asset Purchase Agreement, dated as of September 1, 1996, by and between HealthCor Oxygen and
                     Medical Equipment, Inc. and Southern Medical Mart, Inc. (incorporated by reference to the Company's
                     Current Report on Form 8-K, as filed with the Commission on November 12, 1996).
          10.9   --  Credit Agreement, dated as of October 31, 1996, by and between HealthCor Holdings, Inc.,
                     HealthCor, Inc. and the certain financial institutions named therein (incorporated by reference to the Company's Annual Report on Form 10-K, as filed with the Commission on April 15, 1997).
         10.10   --  Form of Change of Control Agreement  (incorporated by reference to the Company's Registration
                     Statement on Form S-4 (File No. 333-44175) as filed with the Commission on January 13, 1998.
         10.11   --  Loan and Security Agreement dated as of May 19, 1998, by and among HealthCor Holdings, Inc. and its subsidiaries as Borrower and HCFP Funding, Inc. as Lender, with Amendment No. 1 thereto dated as of September 14, 1998, Amendment No. 2 thereto dated as of November 16, 1998, Amendment No. 3 thereto dated as of January 5, 1999 and Amendment No. 4 thereto dated as of March 1, 1999.
         10.12   --  Convertible Loan Agreement dated as of December 31, 1998, by and among HealthCor Holdings, Inc.
                     as the Borrower, the Lenders from time to time party to the Agreement and Credit Suisse First
                     Boston Management Corporation, as Agent for the Lenders, with the First Amendment thereto dated as of February 22, 1999, the Second Amendment thereto dated as of March 2, 1999, the Third Amendment thereto dated as of March 15, 1999, the Fourth Amendment thereto dated as of March 30, 1999, the
                     Fifth Amendment thereto dated as of April 13, 1999.
         10-13   --  Employment Termination Agreement dated as of February 25, 1999 by and between HealthCor
                     Holdings, Inc. and S. Wayne Bazzle.
         10-14   --  Employment Termination Agreement dated as of February 25, 1999 by and between HealthCor
                     Holdings, Inc. and Cheryl C. Bazzle.
         10-15   --  Tatum CFO Retainer Agreement dated as of January 1, 1999.
         10.16   --  Consulting Agreement dated as of April 12, 1999, by and among HealthCor Holdings, Inc. and The
                     Palmieri Company.
         10.17   --  Consulting Agreement dated as of January 1 ,1999, by and among HealthCor Holdings, Inc. and
                     Chanin, Kirkland, and Messina with Amendment No. 1 dated April 1, 1999.
          11.1   --  Computation of net income (loss) per common share.

          23.1   --  Consent of Arthur Andersen LLP, independent public accountants.