Form 10-Q
period 1999-03-31
HEALTHCOR HOLDINGS INC
filed 1999-05-14
CIK 1015604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[  x  ]   Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1999

[     ]   Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the transition period from _______ to _______


                     Commission File Number:  0-20881

                         HEALTHCOR HOLDINGS, INC.
          (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                 75-2294072
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                Identification Number)


  8150 North Central Expressway,                         75206
    Suite M-2000, Dallas, Texas                        (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number, including area code:  (214) 692-4663
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


    As of May 15, 1999 approximately 10,092,680 shares of Common Stock were issued and outstanding.


     Total number of sequentially numbered pages  18

     Exhibit Index on sequentially numbered page  14

                      PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
-------------------------------------------------------------------------


     The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and subsidiaries (the "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in the following financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 1998, included in the Company's Report on Form 10-K, as filed with the Securities and Exchange Commission.

                 HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                               March 31,      December 31,
                                             -------------   ------------
                                                  1999            1998
                                             -------------   ------------
                                              (unaudited)
            ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . .   $   5,338,235   $  5,947,953
  Accounts receivable, net . . . . . . . .      26,941,683     28,462,019
  Income tax receivable. . . . . . . . . .          87,892        107,264
  Supplies inventory . . . . . . . . . . .       3,898,794      3,799,806
  Prepaid expenses and other assets. . . .       1,559,482      1,059,117
                                             -------------   ------------
          Total current assets . . . . . .      37,826,086     39,376,159

Property and equipment, net. . . . . . . .      20,047,510     21,340,745
Excess of cost of acquired businesses
  over fair values of net assets
  acquired, net. . . . . . . . . . . . . .      10,754,291     11,031,320
Other assets . . . . . . . . . . . . . . .       2,400,297      2,515,122
                                             -------------   ------------
          Total assets . . . . . . . . . .   $  71,028,184   $ 74,263,346
                                             =============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued payroll and related expenses . .   $   5,305,896   $  5,676,069
  Accounts payable and accrued expenses. .      14,087,327     16,790,513
  Accrued interest payable . . . . . . . .       7,896,341      5,369,526
  Payable to third party . . . . . . . . .       7,734,000      7,734,000
  Line of credit payable . . . . . . . . .       8,713,386      7,798,632
  Current portion of long-term debt. . . .      94,978,413     86,641,015
  Current portion of capital lease
     obligations . . . . . . . . . . . . .       1,660,737      2,355,784
                                             -------------   ------------
          Total current liabilities. . . .     140,376,100    132,365,539

Deferred income taxes and other. . . . . .         102,934        104,868
Long-term debt . . . . . . . . . . . . . .         421,673        109,929
Capital lease obligations. . . . . . . . .         596,050        689,781
                                             -------------   ------------
          Total liabilities. . . . . . . .     141,496,757    133,270,117

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.01 par value,
     40,000,000 shares authorized;
     10,092,680 and 10,092,680 shares
     issued and outstanding at March 31,
     1999 and December 31,1998,
     respectively . . . . . . . . . . . . .        100,926        100,926
  Additional paid-in capital. . . . . . . .     39,908,781     39,908,781
                                             -------------   ------------
  Retained deficit. . . . . . . . . . . . .   (110,478,280)   (99,016,478)
                                             -------------   ------------
          Total stockholders' deficit . . .    (70,468,573)   (59,006,771)
                                             -------------   ------------
          Total liabilities and
            stockholders' deficit . . . . .  $  71,028,184   $ 74,263,346
                                             =============   ============


           The accompanying notes are an integral part of these
                        consolidated balance sheets

                 HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Three Months Ended
                                             -----------------------------
                                                       March 31,
                                             -----------------------------
                                                  1999            1998
                                             -------------   ------------
                                              (unaudited)

Net revenues . . . . . . . . . . . . . . .   $  22,774,643   $ 32,682,376

Direct expenses. . . . . . . . . . . . . .      10,094,981     17,801,443
                                             -------------   ------------
Gross profit . . . . . . . . . . . . . . .      12,679,662     14,880,933

Other costs and expenses:

General and administrative . . . . . . . .      12,138,787     14,232,689
Depreciation and amortization. . . . . . .       1,520,611      1,432,914
Provision for doubtful accounts. . . . . .       7,267,589      2,343,625
                                             -------------   ------------

  Total costs and expenses . . . . . . . .      20,926,987     18,009,228
                                             -------------   ------------

Loss from operations . . . . . . . . . . .      (8,247,325)    (3,128,295)

Interest expense, net. . . . . . . . . . .       3,222,639      2,359,798
                                             -------------   ------------

Loss before income taxes . . . . . . . . .     (11,469,964)    (5,488,093)

Provision for income taxes . . . . . . . .          (8,162)            --
                                             -------------   ------------

Net loss . . . . . . . . . . . . . . . . .   $ (11,461,802)  $ (5,488,093)
                                             =============   ============
Net loss per common share. . . . . . . . .   $       (1.14)  $      (0.54)
                                             =============   ============
Net loss per common share - assuming
     dilution. . . . . . . . . . . . . . .   $       (1.14)  $      (0.54)
                                             =============   ============

Weighted average common shares
  outstanding. . . . . . . . . . . . . . .      10,092,680     10,090,057
                                             =============   ============
Weighted average common shares outstanding
  and dilutive common stock options. . . .     10,092,680     10,090,057
                                             =============   ============








           The accompanying notes are an integral part of these consolidated financial statements.

                 HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Three Months Ended
                                             -----------------------------
                                                       March 31,
                                             -----------------------------
                                                  1999            1998
                                             -------------   ------------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . .  $ (11,461,802)   $(5,488,093)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization . . .      2,297,729      2,302,041
    Proceeds on disposition on assets. . .         70,270             --
    Changes in operating assets and
      liabilities, net of acquired
      businesses:
      Accounts receivable, net . . . . . .      1,520,336     (5,793,925)
      Prepaid expenses and other assets. .       (445,784)      (944,220)
      Deferred income taxes. . . . . . . .             --         (6,983)
      Accounts payable and accrued
         expenses. . . . . . . . . . . . .       (548,478)       324,054
      Income taxes payable/receivable. . .        (19,372)       (23,473)
                                            -------------   ------------
         Net cash used in operating
           activities. . . . . . . . . . .     (8,587,101)    (9,630,599)
                                            -------------   ------------

Cash flows from investing activities:
  Payments and adjustments for business
    acquisitions, net of cash acquired . .             --        133,648
  Additions to property and equipment. . .       (797,734)    (3,311,450)
                                            -------------   ------------
         Net cash used in investing
           activities . . . . . . . . . .        (797,734)    (3,177,802)
                                            -------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of debt . . . . .     26,879,023             --
  Payments on debt and capital lease
    obligations. . . . . . . . . . . . . .    (18,103,905)    (1,506,923)
  Issuance of common stock . . . . . . . .             --          2,000
                                            -------------   ------------
         Net cash provided by (used in)
           financing activities. . . . . .      8,775,118     (1,504,923)
                                            -------------   ------------

Net decrease in cash and cash equivalents.       (609,717)   (14,313,324)

Cash and cash equivalents, beginning of
  period . . . . . . . . . . . . . . . . .      5,947,952     21,820,308
                                            -------------   ------------

Cash and cash equivalents, end of period .  $   5,338,235   $  7,506,984
                                            =============   =============
Supplemental disclosure of cash flow
  information:
  Cash paid for interest . . . . . . . . .  $     695,824   $    162,113
  Issuance of capital lease obligations. .                        59,611



           The accompanying notes are an integral part of these consolidated financial statements.

                 HEALTHCOR HOLDINGS, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of HealthCor Holdings, Inc. and all of its subsidiaries (the "Company") for the three months ended March 31, 1999 and 1998. All significant intercompany transactions have been eliminated. Direct expenses on the statements of operations include all costs directly related to the production of net revenues, such as salary and related benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Depreciation costs not directly attributable to the generation of net revenues are included in other costs and expenses. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the statements of operations have been reclassified from earlier presentations.

2. Basis of Reporting and Current Operating Environment

The unaudited condensed consolidated financial statements of the Company have been prepared under generally accepted accounting principles assuming that the Company will continue as a going concern. The Company recorded a net loss of approximately $(98.3) million during 1998 and a net loss of approximately $(11.5) million during the three months ended March 31, 1999 and had negative cash flow from operations for both periods. In addition, at May 15, 1999, the Company is in default on its 11% Senior Notes due 2004 ("11% Senior Notes"), (see Note 3). The Company does not have adequate liquidity or available sources of financing to meet its contractual debt obligations and settle its other liabilities. If the Company is unable to generate sufficient cash flow levels and the principal holders of the 11% Senior Notes do not continue to support the Company's current liquidity needs or the Company does not obtain other financing, there is a substantial prospect that the Company or one of its subsidiaries would be required to seek protection under the U.S. Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company did not pay its December 1, 1998 interest obligation of $4.4 million on the 11% Senior Notes. On December 23, 1998, the principal holders of the 11% Senior Notes provided working capital advances of $6.0 million under a convertible loan agreement (see Note 3). Through May 15, 1999, the principal bond holders have amended the convertible loan agreement six times to provide additional working capital advances of $10.1 million. Management continues to pursue a sale or merger of the Company.

     On February 25, 1999, the Company announced that S. Wayne Bazzle, the Company's Chairman of the Board and Chief Executive Officer, and Cheryl C. Bazzle, the Company's President and Chief Operating Officer resigned from all positions of the Company. In addition, two senior vice presidents have also left the Company. The Bazzles will continue to provide consulting services to the Company. The Company also announced that Michael D. Ayres, the Chief Financial Officer, has been named acting Chief Executive Officer and Philip C. Dowling has been appointed as Senior Vice President for Operations. On April 12, 1999, the Company appointed Mr. Ayres as the President and Treasurer of the Company. The Company has retained Victor Palmieri of the Palmieri Company to assist the Board of Directors in assessing the Company's business plans and financial viability. On April 12, 1999, the Palmieri agreement with the Company was amended to provide services on a per diem basis instead of full time.


3.  11% Senior Notes:

     On December 1, 1997, an offering of senior notes was completed to refinance indebtedness outstanding under the previous bank credit facility. The Company sold $80 million principal amount of 11% Senior Notes due December 1, 2004 (the "Senior Notes") to qualified institutional buyers in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 144. The Senior Notes bear interest at the rate of 11% per annum, payable in arrears on June 1 and December 1 of each year, commencing June 1, 1998. The Senior Notes bear interest at the rate of 11.5% from March 1, 1998 through May 29, 1998. The Company filed a Form S-4 registration statement with the Securities and Exchange Commission to register the Senior Notes so the original restricted notes may be exchanged, at the option of the holder, for identical notes without resale or transfer restrictions. The exchange offer period was completed during the second quarter of 1998.

     The Company did not pay its December 1, 1998 interest obligation of $4.4 million on the 11% Senior Notes. As a result, the Company is currently in default of the indenture and has classified the 11% Senior Notes as a current liability in the accompanying unaudited condensed consolidated balance sheet. However, as of May 15, 1999, the noteholders have not exercised the acceleration provisions under the indenture. The indenture also effectively prohibits the Company from incurring additional indebtedness (other than certain limited permitted indebtedness).

     On December 23, 1998, the principal holders of the 11% Senior Notes provided working capital advances of $6.0 million under a convertible loan agreement. Through May 15, 1999, the principal holders have amended the convertible loan agreement to provide aggregate additional working capital advances of $10.1 million. The convertible loan is due December 31, 1999, and accrues interest at 11% per annum increasing to 13% per annum in the event of any non-payment of principal or interest amounts due. The agreement is secured by a pledge of the stock of the Company, as well as a security interest in substantially all of the assets of the Company and its subsidiaries. As of May 15, 1999, the Company is in default of several of the financial covenants in the convertible loan agreement.

4. Borrowings:

     During the second quarter of 1998, the Company replaced its bank credit facility with a two-year secured line of credit with a maximum availability of $7.5 million at March 31, 1999. Advances are based on 80% of the net collectible value of the Company's accounts receivable. "Net Collectible Value" is defined as the amount the Company bills third-party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company also pays a collateral management fee of 0.083% per month on the average outstanding balance. Collections of accounts receivable by the Company are credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company. As of March 31, 1999, the Company had approximately $6.2 million outstanding under the line and availability of $1.3 million. The Company also separately had a $2.5 million loan outstanding, secured by the stock of a subsidiary, from the same lender at March 31, 1999. The loan carries the same interest rate as the line and is due on demand.

     The secured line of credit, 11% Senior Notes (see Note 3) and the convertible loan agreement (see Note 3) all contain cross default provisions. In the event that there is default under one of the agreements, these provisions trigger a cross default of the other agreements. There has been no default under the provisions of the secured line of credit, and the principal holders of the 11% Senior Notes and the convertible loan agreement have issued forbearances to the Company. The principal holders of the 11% Senior Notes are also the lenders under the convertible loan agreement and therefore bear the risk of cross defaults under both agreements.

5. Litigation

     On March 20, 1998, the Company and several of its former officers were named as defendants in a lawsuit alleging certain violations of federal securities laws by the Company. The plaintiffs in the lawsuit seek to represent a class of persons who purchased shares of the Company's common stock from March 31, 1997 through and including March 31, 1998. The Company has filed a motion to dismiss the lawsuit which is currently pending determination by the court. Otherwise, the Company intends to vigorously defend the lawsuit but is currently unable to assess the likelihood of success in this litigation, which is in the early stages of fact finding. An adverse result in the litigation could have a material adverse effect on the Company's business and operations.

     In addition, the Company, in the normal course of business, is party to various other litigation matters. Management is of the opinion that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------
OVERVIEW

      The Company is a provider of comprehensive home health care services including nursing, respiratory therapy/home medical equipment and infusion therapy. The Company currently has 51 offices in eight states in the southwestern and central United States.

      Effective February 13, 1999, the Company assumed certain operations of four of Home Healthcare Corporation of America's Texas based, respiratory therapy/home medical equipment offices prior to the commencement of Home Healthcare Corporation's bankruptcy proceedings. The Company expects that the effect of acquiring these operations will be to increase the respiratory therapy/home medical equipment net revenues for Texas operations.

      The Company's revenue mix has changed dramatically as a result of the Medicare branch closures, internal growth, shifting from predominantly nursing services to respiratory therapy/home medical equipment and infusion therapy businesses. Following is a breakdown of net revenue mix (dollars in thousands):

                                         Three Months Ended March 31,
                                    ------------------------------------
                                           1999                1998
                                     ----------------   ----------------
Nursing                              $  2,539    11.1%  $ 10,323    31.6%
Respiratory therapy/medical
  equipment                            13,201    58.0     13,995    42.8
Infusion therapy                        4,433    19.5      4,785    14.6
Other                                   2,602    11.4      3,579    11.0
                                     --------   -----   --------   -----
                                     $ 22,775   100.0%  $ 32,682   100.0%
                                     ========   =====   ========   =====

     The Company has engaged the consulting firm of Chanin, Kirkland, and Messina (CKM) to act as financial advisor and agent to the Company in connection with (a) the private placement or raising of (i) a revolving Credit Facility; (ii) a term loan; (iii) subordinated notes; and (iv) equity on a best efforts basis on terms satisfactory to the Company and (b) the potential re-capitalization or restructuring of the balance sheet of the Company. In that capacity, CKM has been engaged in contacting individuals and companies that may be interested in acquiring all or parts of the Company's assets and/or operations. As of May 15, 1999, the Company was continuing to evaluate various inquiries but had not accepted any offer. The Company continues to receive inquiries and requests for information on its operations. The Company continues to seek buyers of Quest Personnel Services (Quest), its personnel placement division and its Texas Medicaid waivered nursing program. The Company has signed a letter of intent to sell its Texas Medicaid waivered nursing program and anticipates closing the sale within thirty days of this filing. There is no assurance that the Company will be successful in finding a buyer for all or part of the Company, Quest or CCS.

     While CKM is marketing the Company, management has implemented an operating strategy that is designed to position the Company to continue operating in the event a suitable buyer is not found. Management is evaluating the Company's current payor contracts to determine if it should cancel, renegotiate or continue to accept the current terms and as a result has canceled one major contract. Management is considering steps to increase payor and provider awareness of the Company as an active provider in each of the communities where it has a presence. Finally, management is evaluating each of its offices by product line to determine what actions need to be taken to increase productivity, volume, and efficiency of operations. While these actions are designed to improve profitability by product line, there is no assurance that the outcome will result in any improvement of the Company's financial position.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the Company's unaudited condensed consolidated statements of operations as a percentage of net revenues:

                                                        Three Months Ended
                                                            March 31,
                                                       -------------------
                                                        1999        1998
                                                       -------     -------
Net revenues                                             100.0%      100.0%
Direct expenses                                           44.3        54.5
                                                       -------     -------
Gross profit                                              55.7        45.5
Other costs and expenses:
  General and administrative                              53.3        43.5
  Depreciation and amortization                            6.6         4.4
  Provision for doubtful accounts                         32.0         7.2
                                                       -------     -------
     Total costs and expenses                             91.9        55.1
                                                       -------     -------

Loss from operations                                     (36.2)       (9.6)
Interest, net                                            (14.2)       (7.2)
                                                       -------     -------

Loss before income taxes                                 (50.4)      (16.8)
Provision for income taxes                                 (.1)      --
                                                       -------     -------
Net loss                                                 (50.3)%     (16.8)%
                                                       =======     =======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

     NET REVENUES. Net revenues decreased from $32.7 million for the three months ended March 31, 1998 to $22.8 million for the same period in 1999, a decrease of $9.9 million, or 30.3%. This decrease is attributable to a reduction in Medicare nursing revenues resulting from regulatory changes and office closures and is partially offset by growth in revenue in the respiratory therapy/medical equipment line of business.

     DIRECT EXPENSES. Included in direct expenses are all costs directly related to the production of net revenues, including salary and employee benefit costs, depreciation of hand-held point-of-care computers, billable medical supplies, product purchase costs, and rental equipment depreciation. Direct expenses decreased from $17.8 million for the three months ended March 31, 1998 to $10.1 million for the same period in 1999, a decrease of $7.7 million, or 43.3%. This decrease is partially attributable to the closing of Medicare nursing offices. As a percentage of net revenues, direct expenses decreased from 54.5% for the three months ended March 31, 1998 to 44.3% for the comparable period in 1999.

     GENERAL AND ADMINISTRATIVE. Included in general and administrative expenses are occupancy costs, field office administration, corporate office salaries and benefits, legal and accounting fees, and other non-patient care operating expenses. These costs decreased from $14.2 million for the three months ended March 31, 1998 to $12.1 million for the same period in 1999, a decrease of $2.1 million, or 14.8%. The general and administrative expenses increased as a percent of net revenues from 43.5% for the three months ended March 31, 1998 to 53.3% for the comparable period in 1999.
The shift in business mix contributed to the increased general and administrative expenses as a percent of net revenues. Respiratory therapy/medical equipment and infusion therapy businesses are proportionally higher because the majority of all personnel costs for these businesses are classified in this category.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.4 million for the three months ended March 31, 1998, to $1.5 million for the same period in 1999, an increase of $0.1 million, or 7.1%. The increase is primarily due to the depreciation of additional capital expenditures for purchases of home medical equipment to service the growing respiratory/infusion therapy business and an increased investment in information technology equipment and costs capitalized as part of the development of the Company's clinically based management information system.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased from $2.3 million for the three months ended March 31, 1998, to $7.3 million for the same period in 1999, an increase of $5.0 million, or 217.4%. Additional provisions for doubtful accounts are based on estimated collection factors and are the result of increased difficulties in collecting from certain managed care relationships, failure of the Company to timely file claims with payors, difficulty in obtaining accurate patient data, and maintenance of effective quality control and processes and procedures in the revenue cycle.

     INTEREST EXPENSE, NET. Interest expense, net increased from $2.4 million for the three months ended March 31, 1998, to $3.2 million for the same period in 1999, an increase of $0.8 million, or 3.3%. Interest expense, net increased as a percent of revenue from 7.2% for the three months ended 1998 to 14.1% for the comparable period in 1999. The increase is attributable to the additional working capital provided by the principal holders of the 11% Senior Notes. On Decemeber, 23, 1998 the principal bond holders provided working capital advances of $6,000,000 under a convertible loan agreement (see Note 3). During the first quarter of 1999, the principle bond holders amended the convertible loan agreement four times to provide additional working capital advances of $6.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for debt service, for additional working capital to fund the Company's managed care business and accounts receivable. The Company recorded a net loss of $(11.5) million for the first quarter of 1999 and had negative cash flow from operations. The Company expects to report additional net losses and negative cash flow amounts during the second quarter 1999. This has negatively impacted the availability of the Company's current financing sources and is expected to decrease the Company's overall liquidity position during 1999. In addition, at May 15, 1999, the Company is in default on its 11% Senior Notes. The Company does not have adequate liquidity or available sources of financing to meet its contractual debt obligations and settle its other liabilities. If the Company is unable to generate sufficient cash flow levels and the principal holders of the 11% Senior Notes do not continue to support the Company's current liquidity needs, there is a substantial prospect that the Company or one of its subsidiaries would be required to seek protection under the U.S. Bankruptcy Code.

     Management is implementing actions that are designed to increase the collection rate on current revenues and decrease direct, indirect, and administrative and general costs by the second quarter of 1999. Management is evaluating all of the current operating locations to determine if each is operating at its optimum efficiency and has adequate volume to provide a positive operating margin. Locations not meeting minimum performance criteria will be considered for consolidation or closure. Additionally, management is actively marketing for the sale of non-core operating segments of the Company.

     At March 31, 1999, the Company had negative working capital of $(102.6) million as compared to negative working capital of $(93.0) million as of December 31, 1998. The negative working capital is primarily a result of the reclassification of the Company's 11% Senior Notes and its related accrued interest as a short term liability as a result of the Company's default on the indenture in 1998.

     During the quarter ended March 31, 1999, the Company had capital expenditures of $0.8 million.
Capital expenditures were used for home medical equipment to service the respiratory therapy/infusion therapy business.

     Accounts receivable at March 31, 1999, were $26.9 million, compared to $28.5 million at December 31, 1998. Days of Sales Outstanding ("DSO"), defined as trade accounts receivable divided by average daily net revenues for the preceding three months, were 112 as of March 31, 1999, compared to 106 at December 31, 1998. Management has substantially increased the Company's reserve for doubtful accounts as a result of its inability to improve the collection of the accounts receivable. Efforts to automate the process using Medisyn(TM) were unsuccessful, and control over the collection of necessary information to bill and collect the accounts was not effective in decreasing billed amounts during 1998 or in the first quarter of 1999.
As a result, the accounts aged beyond the dates allowed for timely filing, and probability of collection was very low. The Company hired a Vice President of Patient Accounting and a Director of Patient Accounting on March 15, 1999. The sole responsibility of these employees is to implement policies, procedures and controls to ensure that the Company's accounts receivables are collected to the maximum amount allowed and within specified time frames. The Company is continuing intensified initiatives to address the increase in DSO, including commencing installation of an electronic claims submission system and more closely managing the billing and collecting processes to increase efficiency and effectiveness.

     Net cash used in operating activities decreased from $9.6 million for the three months ended March 31, 1998, to $8.6 million for the comparable period in 1999, or a reduction in operating cash flow of $1.0 million.
The first quarter net loss was primarily responsible for the reduction in operating cash. Net cash used in investing activities decreased from $3.2 million for the three months ended March 31, 1998 to $.8 million for the same period in 1999. This is attributable to the decreased purchases of home medical equipment and information technology equipment. Net cash provided by (used in) financing activities decreased from $(1.5) million for the three months ended March 31, 1998 to $13.2 million for the same period in 1999.

     As of March 31, 1998, the Company had a cash balance of $5.3 million. The indenture under the Company's 11% Senior Notes prohibits the Company from incurring additional indebtedness (other than limited permitted indebtedness) or issuing preferred equity interests (as defined in the indenture) unless the consolidated fixed charge ratio is greater than 2.0 to 1. At March 31, 1999, the Company's consolidated fixed charge ratio is less than 2.0 to 1. In addition, the Company did not pay its December 1, 1998, interest obligation and is currently in default of the indenture. The lender, however, has agreed to forbearances for the default. The indenture does permit the Company to incur indebtedness under any credit facility in an amount not to exceed $20.0 million.

     The Company has a two-year secured line of credit with a maximum potential availability of $7.5 million at March 31, 1999, subject to a borrowing base with reference to accounts payable. The advances are based on 80% of the net collectable value of the Company's accounts receivable. "Net Collectable Value" is defined as the amount the Company bills third party payors less patient co-payments and deductible obligations and contractual allowances established by the Company and acceptable to the lender. Interest on the outstanding balance of the facility is payable monthly at an annual rate of the prime rate plus two percent. The Company will also pay a collateral management fee of 0.083% per month on the average outstanding balance. Collections of receivables by the Company will be credited to the facility on a daily basis. Advances under this facility may be used to finance the working capital and general corporate requirements of the Company.

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

     The costs incurred to date related to these programs have not been material and the Company does not expect its future costs related to these programs to be material. Such costs have been and will continue to be funded through operating cash flows. The Company presently believes that the total cost of achieving Year 2000 compliance will not be material to its financial condition, liquidity, or results of operations.

     Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's payors and significant suppliers.

     The proceeding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure," the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment, and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

FORWARD-LOOKING STATEMENTS

     This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Condensed Consolidated Financial Statements. These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in the Company's Form 10-K under the caption "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

                        PART II - OTHER INFORMATION


Items 1-5 are not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  Exhibits:

Exhibit
Number              Description of Exhibit
-------             ----------------------

11                  Computation of net loss per common equivalent share


     (b) The Company filed no reports on Form 8-K during the quarterly period ended March 31, 1999.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HEALTHCOR HOLDINGS, INC.



Date:  May 15, 1999                By:  /S/MICHAEL D. AYRES
                                        -------------------------------
                                        Michael D. Ayres, President and
                                        Treasurer